Form 10-Q
period 1996-06-30
CNL INCOME FUND XIII LTD
filed 1996-08-08
CIK 893562

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549


(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1996
                               -----------------------------------

                              OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------

                    Commission file number
                            0-23968
                    ----------------------


                   CNL Income Fund XIII, Ltd.
- ------------------------------------------------------------
  (Exact name of registrant as specified in its charter)


          Florida                            59-3143094
- -----------------------------           -------------------
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                               32801
- -----------------------------           -------------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                     (407) 422-1574
                                        -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No
                                                     ---------     ---------







                                   CONTENTS
                                   --------






Part I                                                              Page
                                                                    ----

  Item 1.  Financial Statements:

             Condensed Balance Sheets                               1

             Condensed Statements of Income                         2

             Condensed Statements of Partners' Capital              3

             Condensed Statements of Cash Flows                     4

             Notes to Condensed Financial Statements                5

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                  6-9


Part II

  Other Information                                                 10






                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS



                                                  June 30,       December 31,
                ASSETS                              1996             1995
                                                 -----------     ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,110,169
  and $914,452                                   $24,252,960      $24,448,677
Net investment in direct financing
  leases                                           8,585,190        8,624,130
Investment in joint ventures                       1,006,964        1,009,577
Cash and cash equivalents                          1,083,644        1,135,995
Receivables, less allowance for
  doubtful accounts of $149,457
  and $49,747                                          7,228           73,691
Prepaid expenses                                      14,490            4,138
Organization costs, less accumu-
  lated amortization of $6,422
  and $5,422                                           3,578            4,578
Accrued rental income, less allow-
  ance for doubtful accounts
  of $61,598 in 1996                                 877,973          753,971
                                                 -----------      -----------

                                                 $35,832,027      $36,054,757
                                                 ===========      ===========


     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                 $     3,381      $     3,569
Accrued and escrowed real estate
  taxes payable                                       11,969            4,726
Distributions payable                                850,002          850,002
Due to related parties                                 3,106            7,367
Rents paid in advance                                  2,608            2,963
                                                 -----------      -----------
    Total liabilities                                871,066          868,627

Partners' capital                                 34,960,961       35,186,130
                                                 -----------      -----------

                                                 $35,832,027      $36,054,757
                                                 ===========      ===========


           See accompanying notes to condensed financial statements.







                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME


                                  Quarter Ended          Six Months Ended
                                     June 30,                June 30,
                                  1996       1995        1996         1995
                               ---------  ---------   ----------   ----------

Revenues:
  Rental income from
    operating leases           $ 632,153  $ 644,254   $1,213,169   $1,287,592
  Earned income from
    direct financing
    leases                       221,745    243,130      442,106      486,735
  Contingent rental
    income                        71,044     66,847      114,578      120,730
  Interest and other
    income                         9,142     13,979       22,368       27,310
                               ---------  ---------   ----------   ----------
                                 934,084    968,210    1,792,221    1,922,367
                               ---------  ---------   ----------   ----------

Expenses:
  General operating and
    administrative                43,843     33,039       84,264       58,160
  Professional services            4,939      7,332       10,756       13,601
  Bad debt expense                35,445         -        35,445           -
  Management fees to
    related parties                8,841      9,012       17,380       17,888
  Real estate taxes                8,556         -         8,556           -
  State and other taxes            5,085     11,273       16,793       19,442
  Depreciation and
    amortization                  98,358     98,358      196,717      196,717
                               ---------  ---------   ----------   ----------
                                 205,067    159,014      369,911      305,808
                               ---------  ---------   ----------   ----------

Income Before Equity in
  Earnings of Joint
  Ventures and Loss on
  Sale of Land                   729,017    809,196    1,422,310    1,616,559

Equity in Earnings of
  Joint Ventures                  26,138     23,153       52,525       44,924

Loss on Sale of Land                  -     (29,560)          -       (29,560)
                               ---------  ---------   ----------   ----------

Net Income                     $ 755,155  $ 802,789   $1,474,835   $1,631,923
                               ========= ==========   ==========   ==========

Allocation of Net Income:
  General partners             $   7,552  $   8,028   $   14,748   $   16,319
  Limited partners               747,603    794,761    1,460,087    1,615,604
                               ---------  ---------   ----------   ----------

                               $ 755,155  $ 802,789   $1,474,835   $1,631,923
                               ========= ==========   ==========   ==========

Net Income Per Limited
  Partner Unit                 $    0.19  $    0.20   $     0.37   $     0.40
                               ========= ==========   ==========   ==========

Weighted Average Number
  of Limited Partner
  Units Outstanding            4,000,000  4,000,000    4,000,000    4,000,000
                               ========= ==========   ==========   ==========


           See accompanying notes to condensed financial statements.






                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                            Six Months Ended      Year Ended
                                                June 30,         December 31,
                                                  1996               1995
                                            ----------------     ------------

General partners:
  Beginning balance                            $    75,027        $    41,595
  Net income                                        14,748             33,432
                                               -----------        -----------
                                                    89,775             75,027
                                               -----------        -----------

Limited partners:
  Beginning balance                             35,111,103         35,200,372
  Net income                                     1,460,087          3,285,742
  Distributions ($0.43 and $0.84
    per limited partner unit,
    respectively)                               (1,700,004)        (3,375,011)
                                               -----------        -----------
                                                34,871,186         35,111,103
                                               -----------        -----------

Total partners' capital                        $34,960,961        $35,186,130
                                               ===========        ===========




           See accompanying notes to condensed financial statements.





                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS

                                                       Six Months Ended
                                                            June 30,
                                                     1996            1995
                                                 -----------      -----------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Net Cash Provided by
      Operating Activities                       $ 1,647,653      $ 1,701,496
                                                 -----------      -----------

    Cash Flows from Investing
      Activities:
        Additions to land and
          buildings on operating
          leases                                          -          (336,116)
        Proceeds from sale of land                        -           286,411
        Investment in joint ventures                      -          (140,152)
        Other                                             -            (6,856)
                                                 -----------      -----------
            Net cash used in
              investing activities                        -          (196,713)
                                                 -----------      -----------

    Cash Flows from Financing
      Activities:
        Reimbursement of acquisition
          costs paid by related
          parties on behalf of the
          Partnership                                     -            (3,074)
        Distributions to limited
          partners                                (1,700,004)      (1,650,010)
                                                 -----------      -----------
            Net cash used in
              financing activities                (1,700,004)      (1,653,084)
                                                 -----------      -----------

Net Decrease in Cash and Cash
  Equivalents                                        (52,351)        (148,301)

Cash and Cash Equivalents at
  Beginning of Period                              1,135,995        1,298,508
                                                 -----------      -----------

Cash and Cash Equivalents at
  End of Period                                  $ 1,083,644      $ 1,150,207
                                                 ===========      ===========

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Land, building and other costs
      incurred and unpaid at end of
      period                                     $        -       $     2,500
                                                 ===========      ===========
    Distributions declared and unpaid
      at end of period                           $   850,002      $   850,002
                                                 ===========      ===========


           See accompanying notes to condensed financial statements.





                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
             Quarters and Six Months Ended June 30, 1996 and 1995


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

      These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XIII, Ltd. (the "Partnership") for the year ended December 31, 1995.

      Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this standard had no material effect on the Partnership's financial position or results of operations.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund XIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1996, the Partnership owned 47 Properties, including two Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common.

Liquidity and Capital Resources
- -------------------------------

      The Partnership's primary source of capital for the six months ended June 30, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,647,653 and $1,701,496 for the six months ended June 30, 1996 and 1995, respectively. The decrease in cash from operations for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below, and as a result of changes in the Partnership's working capital.

      Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At June 30, 1996, the Partnership had $1,083,644 invested in such short-term investments as compared to $1,135,995 at December 31, 1995. The funds remaining at June 30, 1996, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

      Total liabilities of the Partnership, including distributions payable, increased to $871,066 at June 30, 1996, from $868,627 at December 31, 1995.
The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

      Based primarily on cash from operations, the Partnership declared distributions to the limited partners of $1,700,004 and $1,675,007 for the six months ended June 30, 1996 and 1995, respectively, $850,002 for each of the quarters ended June 30, 1996 and 1995. This represents distributions of $0.43 and $0.42 per unit for the six months ended June 30, 1996 and 1995, respectively ($0.21 per unit for each of the quarters ended June 30, 1996 and
1995). No distributions were made to the general partners for the quarters and six months ended June 30, 1996 and 1995. No amounts distributed or to be distributed to the limited partners for the six months ended June 30, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contribution. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

      The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

      The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

Results of Operations
- ---------------------

      During the six months ended June 30, 1995, the Partnership owned and leased 45 wholly owned Properties (including one Property in Houston, Texas, which was sold in April 1995), and during the six months ended June 30, 1996, the Partnership owned and leased 44 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1996 and 1995, the Partnership earned $1,655,275 and $1,774,327, respectively, in rental income from operating leases and earned income from direct financing leases for these Properties, $853,898 and $887,384 of which was earned during the quarters ended June 30, 1996 and 1995, respectively. The decrease in rental and earned income is partially attributable to the fact that the Partnership increased its allowance for doubtful accounts by approximately $25,900 and $54,300 during the quarter and six months ended June 30, 1996, respectively, for past due rental amounts relating to the Denny's Property in Orlando, Florida, as to which the tenant has defaulted under the terms of the lease. In addition, the Partnership established an allowance for doubtful accounts of approximately $5,600 and $61,600 during the quarter and six months ended June 30, 1996, respectively, for accrued rental income amounts previously recorded (due to the fact that future scheduled rent increases are recognized on a straight-line basis over the term of the lease in accordance with generally accepted accounting principles). The Partnership has entered into a letter of intent to enter into an agreement with the tenant whereby the tenant will commence payments of past due rents in 2003, or upon payment in full of a loan between the tenant and a bank. At that time, past due rents will be converted to a five year note receivable and will bear interest at a rate per annum, of 175 basis points over the then current prime rate. In conjunction therewith, the Partnership also agreed to reduce annual base rents beginning August 1996 through August 2001. Past due rent amounts relating to this Property will be recognized as income if collected.

      During the six months ended June 30, 1996 and 1995, the Partnership also earned $114,578 and 120,730, respectively, in contingent rental income, $71,044 and $66,847 of which was earned during the quarters ended June 30, 1996 and 1995, respectively.

      For the six months ended June 30, 1996 and 1995, the Partnership owned and leased two Properties indirectly through joint venture arrangements and one Property with an affiliate as tenants-in-common. In connection therewith, during the six months ended June 30, 1996 and 1995, the Partnership earned $52,525 and $44,924, respectively, attributable to net income earned by these joint ventures, $26,138 and $23,153 of which was earned during the quarters ended June 30, 1996 and 1995, respectively. The increase in net income earned by joint ventures is primarily due to the fact that in March 1995, the Partnership invested in Salem Joint Venture, which became operational in May 1995.

      Operating expenses, including depreciation and amortization expense, were $369,911 and $305,808 for the six months ended June 30, 1996 and 1995, respectively, of which $205,067 and $159,014 were incurred for the quarters ended June 30, 1996 and 1995, respectively. The increase in operating expenses is primarily the result of the Partnership establishing an allowance for doubtful accounts for rental and other amounts, which had been recorded as income in prior years, relating to the Denny's Property in Orlando, Florida, as a result of the current financial difficulties of the tenant as discussed above. Operating expenses also increased as a result of the Partnership accruing prior and current year real estate taxes relating to this Property. Payment of these taxes remains the responsibility of the tenant of this Property; however, the general partners believe the tenant's ability to pay these expenses is doubtful. The Partnership intends to pursue collection from the tenant of any such amounts paid by the Partnership and will recognize such amounts as income if collected.

    In addition, operating expenses increased as a result of an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and insurance expense as a result of the general partners' obtaining contingent liability and property coverage for the Partnership,effective May 1995. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

      As a result of the sale of the Property in Houston, Texas, in April 1995, the Partnership recognized a loss for financial reporting purposes of $29,560 during the six months ended June 30, 1995. The loss was primarily due to acquisition fees and miscellaneous acquisition expenses the Partnership had allocated to the Property and due to accrued rental income relating to future scheduled rent increases that the Partnership had recorded and reversed at the time of the sale.





                          PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings.  Inapplicable.
            -----------------

Item 2.     Changes in Securities.  Inapplicable.
            ---------------------

Item 3.     Defaults upon Senior Securities.  Inapplicable.
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.





                                  SIGNATURES
                                  ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 6th day of August, 1996.

                              CNL INCOME FUND XIII, LTD.

                              By:  CNL REALTY CORPORATION
                                    General Partner

                                    By:  /s/ James M. Seneff, Jr.
                                         -------------------------
                                          JAMES M. SENEFF, JR.
                                          Chief Executive Officer
                                          (Principal Executive Officer)


                                    By:  /s/ Robert A. Bourne
                                         -------------------------
                                          ROBERT A. BOURNE
                                          President and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)