Form 10-Q
period 1996-09-30
CNL INCOME FUND XIII LTD
filed 1996-11-06
CIK 893562

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1996
                               -----------------------------------

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


                    CNL Income Fund XIII, Ltd.
------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


          Florida                             59-3143094
----------------------------        -------------------------------
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                32801
----------------------------        -------------------------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                       (407) 422-1574
                                    -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No
                                                      -------       -------



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




                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS



                                               September 30,     December 31,
            ASSETS                                 1996              1995
                                               -------------     ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,208,027
  and $914,452                                  $24,155,102      $24,448,677
Net investment in direct financing
  leases                                          8,564,853        8,624,130
Investment in joint ventures                      1,020,440        1,009,577
Cash and cash equivalents                         1,126,104        1,135,995
Receivables, less allowance for
  doubtful accounts of $149,457
  and $49,747                                        31,599           73,691
Prepaid expenses                                     13,333            4,138
Organization costs, less accumu-
  lated amortization of $6,922
  and $5,422                                          3,078            4,578
Accrued rental income, less allow-
  ance for doubtful accounts
  of $61,598 in 1996                                977,169          753,971
                                                -----------      -----------

                                                $35,891,678      $36,054,757
                                                ===========      ===========
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                $     5,523      $     3,569
Accrued and escrowed real estate
  taxes payable                                      14,092            4,726
Distributions payable                               850,002          850,002
Due to related parties                                7,674            7,367
Rents paid in advance                                64,127            2,963
                                                -----------      -----------
    Total liabilities                               941,418          868,627

Partners' capital                                34,950,260       35,186,130
                                                -----------      -----------

                                                $35,891,678      $36,054,757
                                                ===========      ===========

           See accompanying notes to condensed financial statements.




                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME


                                  Quarter Ended          Nine Months Ended
                                  September 30,            September 30,
                                  1996        1995        1996        1995
                               ----------  ----------  ----------  ----------

Revenues:
  Rental income from
    operating leases           $  641,863  $  639,485  $1,855,032  $1,927,077
  Earned income from direct
    financing leases              242,868     228,497     684,974     715,232
  Contingent rental income         68,321      66,326     182,899     187,056
  Interest and other income        21,263      13,891      43,631      41,201
                               ----------  ----------  ----------  ----------
                                  974,315     948,199   2,766,536   2,870,566
                               ----------  ----------  ----------  ----------

Expenses:
  General operating and
    administrative                 40,487      32,095     124,751      90,255
  Professional services            10,123       6,488      20,879      20,089
  Bad debt expense                     -           -       35,445          -
  Management fees to
    related parties                 8,628       8,875      26,008      26,763
  Real estate taxes                 2,124          -       10,680          -
  State and other taxes                -          775      16,793      20,217
  Depreciation and amorti-
    zation                         98,358      98,358     295,075     295,075
                               ----------  ----------  ----------  ----------
                                  159,720     146,591     529,631     452,399
                               ----------  ----------  ----------  ----------

Income Before Equity in
  Earnings of Joint Ventures
  and Loss on Sale of Land        814,595     801,608   2,236,905   2,418,167


Equity in Earnings of
  Joint Ventures                   24,706      26,432      77,231      71,356

Loss on Sale of Land                   -           -           -      (29,560)
                               ----------  ----------  ----------  ----------

Net Income                     $  839,301  $  828,040  $2,314,136  $2,459,963
                               ==========  ==========  ==========  ==========

Allocation of Net Income:
  General partners             $    8,393  $    8,280  $   23,141  $   24,600
  Limited partners                830,908     819,760   2,290,995   2,435,363
                               ----------  ----------  ----------  ----------

                               $  839,301  $  828,040  $2,314,136  $2,459,963
                               ==========  ==========  ==========  ==========

Net Income Per Limited
  Partner Unit                 $     0.21  $     0.20  $     0.57  $     0.61
                               ==========  ==========  ==========  ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                   4,000,000   4,000,000   4,000,000   4,000,000
                               ==========  ==========  ==========  ==========


           See accompanying notes to condensed financial statements.




                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                           Nine Months Ended      Year Ended
                                              September 30,      December 31,
                                                 1996                1995
                                           -----------------     ------------

General partners:
  Beginning balance                          $    75,027        $    41,595
  Net income                                      23,141             33,432
                                             -----------        -----------
                                                  98,168             75,027
                                             -----------        -----------

Limited partners:
  Beginning balance                           35,111,103         35,200,372
  Net income                                   2,290,995          3,285,742
  Distributions ($0.64 and $0.84
    per limited partner unit,
    respectively)                             (2,550,006)        (3,375,011)
                                             -----------        -----------
                                              34,852,092         35,111,103
                                             -----------        -----------

Total partners' capital                      $34,950,260        $35,186,130
                                             ===========        ===========


           See accompanying notes to condensed financial statements.



                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                      Nine Months Ended
                                                         September 30,
                                                     1996            1995
                                                 -----------      -----------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Net Cash Provided by
      Operating Activities                       $ 2,540,115      $ 2,544,675
                                                 -----------      -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of land                        -           286,411
        Additions to land and
          buildings on operating
          leases                                          -          (336,116)
        Investment in joint ventures                      -          (140,052)
        Other                                             -               948
                                                 -----------      -----------
            Net cash used in
              investing activities                        -          (188,809)
                                                 -----------      -----------

    Cash Flows from Financing
      Activities:
        Reimbursement of acquisition
          costs paid by related
          parties on behalf of the
          Partnership                                    -            (3,074)
        Distributions to limited
          partners                               (2,550,006)      (2,500,012)
                                                 ----------       ----------
            Net cash used in
              financing activities               (2,550,006)      (2,503,086)
                                                 ----------       ----------

Net Decrease in Cash and Cash
  Equivalents                                        (9,891)        (147,220)

Cash and Cash Equivalents at
  Beginning of Period                             1,135,995        1,298,508
                                                 ----------       ----------

Cash and Cash Equivalents at
  End of Period                                  $ 1,126,104      $ 1,151,288
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



                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
          Quarters and Nine Months Ended September 30, 1996 and 1995


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund XIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1996, the Partnership owned 47 Properties, including two Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common.

Liquidity and Capital Resources
-------------------------------

      The Partnership's primary source of capital for the nine months ended September 30, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,540,115 and $2,544,675 for the nine months ended September 30, 1996 and 1995, respectively. The decrease in cash from operations for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below, and as a result of changes in the Partnership's working capital.

      During the nine months ended September 30, 1996, the tenant of the Kenny Rogers' Roasters Property owned with an affiliate as tenants-in-common, defaulted under the terms of the lease. The Partnership collected all past due rents due from the former tenant during October 1996. In September 1996, the Partnership entered into a new lease for this Property with a new tenant to operate the Property as an Arby's restaurant. The Partnership and the new tenant have agreed that the renovation costs of this Property will be the responsibility of the tenant. Rental payments under the lease for the renovated Property are expected to commence once renovations are completed. The renovations are expected to be completed by December 1996.

      Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At September 30, 1996, the Partnership had $1,126,104 invested in such short-term investments as compared to $1,135,995 at December 31, 1995. The funds remaining at September 30, 1996, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

      Total liabilities of the Partnership, including distributions payable, increased to $941,418 at September 30, 1996, from $868,627 at December 31, 1995, primarily as a result of an increase in rents paid in advance during the nine months ended September 30, 1996. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

      Based primarily on cash from operations, the Partnership declared distributions to the limited partners of $2,550,006 and $2,525,009 for the nine months ended September 30, 1996 and 1995, respectively, $850,002 for each of the quarters ended September 30, 1996 and 1995. This represents distributions of $0.64 and $0.63 per unit for the nine months ended September 30, 1996 and 1995, respectively ($0.21 per unit for each of the
quarters  ended September 30, 1996 and 1995).   No distributions were made to
the general partners for the quarters and nine months ended September 30, 1996 and 1995. No amounts distributed or to be distributed to the limited partners for the nine months ended September 30, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contribution. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations
---------------------

      During the nine months ended September 30, 1995, the Partnership owned and leased 45 wholly owned Properties (including one Property in Houston, Texas, which was sold in April 1995), and during the nine months ended September 30, 1996, the Partnership owned and leased 44 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1996 and 1995, the Partnership earned $2,540,006 and $2,642,309, respectively, in rental income from operating leases and earned income from direct financing leases for these Properties, $884,731 and $867,982 of which was earned during the quarters ended September 30, 1996 and 1995, respectively. The decrease in rental and earned income during the nine months ended September 30, 1996 is partially attributable to the fact that the Partnership increased its allowance for doubtful accounts by approximately $54,300 during the nine months ended September 30, 1996, for past due rental amounts relating to the Denny's Property in Orlando, Florida, as to which the tenant has defaulted under the terms of the lease. In addition, the Partnership established an allowance for doubtful accounts of approximately $61,600 during the nine months ended September 30, 1996, for accrued rental income amounts previously recorded (due to the fact that future scheduled rent increases are recognized on a straight-line basis over the term of the lease in accordance with generally accepted accounting principles). The Partnership entered into an agreement with the tenant whereby the tenant will commence payments of past due rents in 2003, or upon payment in full of a loan between the tenant and a bank. At that time, past due rents will be converted to a five year note receivable and will bear interest at a rate per annum, of 175 basis points over the then current prime rate. In conjunction therewith, the Partnership also agreed to reduce annual base rents beginning August 1996 through August 2001. Past due rent amounts relating to this Property will be recognized as income if collected.

      During the nine months ended September 30, 1996 and 1995, the Partnership also earned $182,899 and $187,056, respectively, in contingent rental income, $68,321 and $66,326 of which was earned during the quarters ended September 30, 1996 and 1995, respectively.

      For the nine months ended September 30, 1996 and 1995, the Partnership owned and leased two Properties indirectly through joint venture arrangements and one Property with an affiliate as tenants-in-common. In connection therewith, during the nine months ended September 30, 1996 and 1995, the Partnership earned $77,231 and $71,356, respectively, attributable to net income earned by these joint ventures, $24,706 and $26,432 of which was earned during the quarters ended September 30, 1996 and 1995, respectively. The increase in net income earned by joint ventures during the nine months ended September 30, 1996, is primarily due to the fact that in March 1995, the Partnership invested in Salem Joint Venture, which became operational in May 1995. Net income earned by joint ventures is expected to decrease during the remainder of 1996 as the result of the default by the former tenant of the Property owned with an affiliate as tenants-in-common, and the fact that rental payments under the lease for the renovated Property are expected to commence after renovations are completed, as discussed above in "Liquidity and Capital Resources", but is not expected to have an adverse effect on operations.

      Operating expenses, including depreciation and amortization expense, were $529,631 and $452,399 for the nine months ended September 30, 1996 and 1995, respectively, of which $159,720 and $146,591 were incurred for the quarters ended September 30, 1996 and 1995, respectively. The increase in operating expenses during the nine months ended September 30, 1996, is primarily the result of the Partnership establishing an allowance for doubtful accounts for rental and other amounts, which had been recorded as income in prior years, relating to the Denny's Property in Orlando, Florida, as a result of the current financial difficulties of the tenant as discussed above. Operating expenses also increased during the quarter and nine months ended September 30, 1996, as a result of the Partnership accruing prior and current year real estate taxes relating to this Property. Payment of these taxes remains the responsibility of the tenant of this Property; however, the general partners believe the tenant's ability to pay these expenses is doubtful. The Partnership intends to pursue collection from the tenant of any such amounts paid by the Partnership and will recognize such amounts as income if collected.

    Operating expenses also increased during the quarter and nine months ended September 30, 1996, as a result of an increase in accounting and administrative expenses associated with operating the Partnership and its Properties. In addition, operating expenses increased during the nine months ended September 30, 1996, as a result of an increase in insurance expense as a result of the general partners' obtaining contingent liability and property coverage for the Partnership,effective May 1995. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

      As a result of the sale of the Property in Houston, Texas, in April 1995, the Partnership recognized a loss for financial reporting purposes of $29,560 during the nine months ended September 30, 1995. The loss was primarily due to acquisition fees and miscellaneous acquisition expenses the Partnership had allocated to the Property and due to accrued rental income relating to future scheduled rent increases that the Partnership had recorded
and reversed at the time of the sale.   No Properties were sold during the
nine months ended September 30, 1996.



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

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.




                                  SIGNATURES
                                  ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 4th day of November, 1996.

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