Form 10-K405
period 1996-12-31
CNL INCOME FUND XIII LTD
filed 1997-03-31
CIK 893562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                   FORM 10-K

(MARK ONE)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  _______________  to  ________________


                        Commission file number  0-23968

                           CNL INCOME FUND XIII, LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Florida                                     59-3143094
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                        400 East South Street, Suite 500
                            Orlando, Florida  32801
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

      Registrant's telephone number, including area code:  (407) 422-1574

          Securities registered pursuant to Section 12(b) of the Act:

          TITLE OF EACH CLASS:           NAME OF EXCHANGE ON WHICH REGISTERED:
                 None                              Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

              Units of limited partnership interest ($10 per Unit)
                                (TITLE OF CLASS)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes  [X]      No  [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE
REGISTRANT: The registrant registered an offering of units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $10 per Unit.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                                   PART I


ITEM 1.  BUSINESS

         CNL Income Fund XIII, Ltd. (the "Registrant" or the "Partnership") is a limited partnership which was organized pursuant to the laws of the State of Florida on September 25, 1992. The general partners of the Partnership are Robert A. Bourne, James M. Seneff, Jr. and CNL Realty Corporation, a Florida corporation (the "General Partners"). Beginning on March 31, 1993, the Partnership offered for sale up to $40,000,000 of limited partnership interests (the "Units") (4,000,000 Units at $10 per Unit) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended, effective March 17, 1993. The offering terminated on August 26, 1993, at which date the maximum offering proceeds of $40,000,000 had been received from investors who were admitted to the Partnership as limited partners (the "Limited Partners").

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $35,324,831, and were used to acquire 47 Properties, including nine Properties consisting of only land, two Properties owned by joint ventures in which the Partnership is a co-venturer, and one Property acquired as tenants-in-common with an affiliate of the General Partners, to pay acquisition fees to an affiliate of the General Partners totalling $2,200,000, to pay miscellaneous acquisition expenses and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1995, the tenant of the Property in Houston, Texas, exercised its option in accordance with the lease agreement to substitute another property for the Houston, Texas Property. In connection therewith, the Partnership sold the Houston, Texas Property to the tenant and used the net sales proceeds, along with approximately $39,800 of cash reserves, to acquire a Checkers Property in Lakeland, Florida, from the tenant. In addition, during the year ended December 31, 1996, the Partnership sold its Property in Richmond, Virginia, consisting of land only. As a result of the above transactions, as of December 31, 1996, the Partnership owned 46 Properties, including eight Properties consisting of land only, interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common. The lessee of the eight Properties consisting of land only, owns the buildings currently on the land and has the right, if not under default under the lease, to remove the buildings from the land at the end of the lease terms. During January 1997, the Partnership reinvested the net sales proceeds from the sale of the Property in Richmond, Virginia, in a Burger King Property located in Akron, Ohio, with an affiliate of the General Partners as tenants-in-common. The Partnership leases the Properties on a triple-net basis with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. In general, the General Partners plan to seek the sale of some of the Properties commencing seven to 12 years after their acquisition. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

LEASES

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer provide for initial terms ranging from 3 to 20 years (the average being 19 years), and expire between 2000 and 2016. All leases are on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $27,400 to $186,200. All of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         During 1996, the tenant of the Kenny Rogers' Roasters Property owned with an affiliate as tenants-in-common, defaulted under the terms of the lease. The Partnership collected all past due rents due from the former tenant during October 1996. In September 1996, the Partnership entered into a new lease for this Property with a new tenant to operate the Property as an Arby's restaurant. The Partnership and the new tenant agreed that the renovation costs of this Property would be the responsibility of the tenant. Rental payments under the lease for the renovated Property commenced once renovations were completed on December 15, 1996.

         In January 1997, the Partnership reinvested the net sales proceeds from the sale of the Property in Richmond, Virginia, in a Burger King Property located in Akron, Ohio, with an affiliate of the General Partners, as tenants-in-common, as described below in "Joint Venture Arrangements." The lease terms for this Property are substantially the same as the Partnership's other leases, as described above in the first three paragraphs of this section.

MAJOR TENANTS

         During 1996, five lessees (or group of affiliated lessees) of the Partnership, (i) Flagstar Enterprises, Inc. and Quincy's Restaurants, Inc. (which are affiliated entities under common control of Flagstar Corporation) (hereinafter referred to as Flagstar Corporation), (ii) Long John Silver's, Inc., (iii) Golden Corral Corporation, (iv) Foodmaker, Inc. and (v) Checkers Drive-In Restaurants, Inc., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from two Properties owned by joint ventures and one Property owned with an affiliate as tenants-in-common). As of December 31, 1996, Flagstar Corporation was the lessee under leases relating to 12 restaurants, Long John Silver's, Inc. was the lessee under leases relating to eight restaurants, Golden Corral Corporation was the lessee under leases relating to three restaurants, Foodmaker, Inc. was the lessee under leases relating to five restaurants and Checkers Drive-In Restaurants, Inc. was the lessee under leases relating to eight restaurants. It is anticipated that based on the minimum rental payments required by the leases, these five lessees or groups of affiliated lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 1997 and subsequent years. In addition, six Restaurant Chains, Long John Silver's, Hardee's, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Jack in the Box, Checkers Drive-In Restaurants and Burger King, each accounted for more than ten percent of the Partnership's total rental income during 1996 (including the Partnership's share of rental income from two Properties owned by joint ventures and one Property owned with an affiliate as tenants-in-common). In subsequent years, it is anticipated that these six Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

JOINT VENTURE ARRANGEMENT

         The Partnership has entered into two separate joint venture arrangements, Attalla Joint Venture and Salem Joint Venture, with affiliates of the General Partners to purchase and hold two Properties. The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint ventures in accordance with their respective percentage interests in the joint ventures. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures.

         Attalla Joint Venture and Salem Joint Venture have initial terms of 30 years and, after the expiration of the initial term, each joint venture continues in existence from year to year unless terminated at the option of either of the joint venturers or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the property owned by the joint venture and mutual agreement of the Partnership and its joint venture partners to dissolve the joint venture.

         The Partnership shares management control equally with an affiliate of the General Partners for Attalla Joint Venture and Salem Joint Venture. The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partner, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

         Net cash flow from operations of Attalla Joint Venture and Salem Joint Venture is distributed 50 percent and 27.8%, respectively, to the Partnership and the balance is distributed to each other joint venture partner in accordance with its percentage interest in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         In addition to the above joint venture agreements, in September 1994, the Partnership entered into an agreement to hold a Kenny Rogers Roasters Property as tenants-in-common with an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns a 66.13% interest in this Property.

         In addition, in January 1997, the Partnership entered into an agreement to hold a Burger King Property as tenants-in-common with an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns an approximate 63 percent interest in this Property.

CERTAIN MANAGEMENT SERVICES

         CNL Investment Company, an affiliate of the General Partners, provided certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership through December 31, 1994. Under this agreement, CNL Investment Company was responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Investment Company also assisted the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay CNL Investment Company an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer and the Property held as tenants-in-common with an affiliate, but not in excess of competitive fees for comparable services.

         Effective January 1, 1995, certain officers and employees of CNL Investment Company became officers and employees of CNL Income Fund Advisors, Inc., an affiliate of the General Partners and CNL Investment Company assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL Income Fund Advisors, Inc. In addition, effective October 1, 1995, CNL Income Fund Advisors, Inc. assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL Fund Advisors, Inc. All of the terms and conditions of the management agreement, including the payment of fees, as described above, remain unchanged.

         The management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days' prior notice by either party.

COMPETITION

         The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

         At the time the Partnership elects to dispose of its Properties, other than as a result of the exercise of tenant options to purchase Properties, the Partnership will be in competition with other persons and entities to locate purchasers for its Properties.

EMPLOYEES

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL Fund Advisors, Inc. perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


ITEM 2.  PROPERTIES

         As of December 31, 1996, the Partnership owned, either directly or through joint venture arrangements, 46 Properties, located in 17 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

DESCRIPTION OF PROPERTIES

         LAND. The Partnership's Property sites range from approximately 19,900 to 145,400 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         BUILDINGS. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the eight Checkers Properties are owned by the tenant while the land parcels are owned by the Partnership. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the building owned by the Partnership range from approximately 1,900 to 11,500 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

         Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease.

         LEASES WITH MAJOR TENANTS. The terms of the leases with the Partnership's major tenants as of December 31, 1996 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Flagstar Corporation leases 11 Hardee's restaurants and one Quincy's restaurant. The initial term of each lease is 20 years (expiring in 2013) and the average minimum base annual rent is approximately $62,100 (ranging from approximately $48,800 to $99,200).

         Long John Silver's, Inc. leases eight Long John Silver's restaurants. The initial term for seven of the leases is 20 years (expiring in 2013) and the initial term of the eighth lease, which the Partnership assumed from an unrelated, third party in connection with the acquisition of the related Property, is six years (expiring in 2000). The average minimum base annual rent is approximately $80,900 (ranging from approximately $34,800 to $115,800).

         Golden Corral Corporation leases three Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2008 and 2009) and the average minimum base annual rent is approximately $177,900 (ranging from approximately $168,600 to $186,200).

         Foodmaker, Inc. leases five Jack in the Box restaurants. The initial term of each lease is 18 years (expiring between 2010 and 2011) and the average minimum base annual rent is approximately $81,000 (ranging from approximately $59,100 to $91,800).

         In addition, Checkers Drive-In Restaurants, Inc. leases eight Checkers Drive-In Restaurants ("Checkers"). The initial term of each lease is 20 years (expiring between 2014 and 2015) and the average minimum base annual rent is approximately $38,300 (ranging from approximately $27,400 to $48,800). The leases for the eight Checkers Properties consist of only land. The tenant owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease term.

         The General Partners consider the Properties to be well-maintained and sufficient for the Partnership's operations.


ITEM 3.  LEGAL PROCEEDINGS

         Neither the Partnership, nor its General Partners or any affiliate of the General Partners, nor any of their respective properties, is a party to, or subject to, any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.



                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of February 28, 1997, there were 3,049 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. Since inception, the price paid for any Unit transferred pursuant to the Plan has been $9.50 per Unit. The price to be paid for any Unit transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1996 and 1995 other than pursuant to the Plan, net of commissions (which ranged from zero to 11.44%).

                                         1996 (1)                           1995 (1)
                               ---------------------------        -------------------------
                                High      Low     Average        High      Low    Average
                                ----      ---     -------        ----      ---    -------
         First Quarter         $10.00    $7.66      $9.17       $ 9.00   $ 8.27    $ 8.69
         Second Quarter           (2)      (2)        (2)          (2)      (2)       (2)
         Third Quarter          10.00     8.79       9.36         9.20     8.90      9.05
         Fourth Quarter          9.50     7.16       8.47        10.00     9.50      9.60

(1) A total of 14,969 and 14,142 Units were transferred other than pursuant to the Plan for the years ended December 31, 1996 and 1995, respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 1996 and 1995, the Partnership declared cash distributions of $3,400,008 and $3,375,011, respectively, to the Limited Partners. No amounts distributed to partners for the years ended December 31, 1996 and 1995 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

         Quarter Ended             1996              1995
         -------------          ----------        ----------

         March 31                 $850,002          $825,005
         June 30                   850,002           850,002
         September 30              850,002           850,002
         December 31               850,002           850,002

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.


ITEM 6.  SELECTED FINANCIAL DATA

                                            1996            1995           1994           1993          1992 (1)
                                       --------------  -------------- -------------- --------------   ----------
Year Ended December 31:
    Revenues (2)                         $  3,795,754    $  3,956,874   $  3,679,212   $  1,149,437     $   -
    Net income (3)                          3,231,815       3,319,174      3,117,632        941,877         -
    Cash distributions declared             3,400,008       3,375,011      3,025,009      1,128,364         -
    Net income per Unit (3)(4)                   0.80            0.82           0.77           0.32         -
    Cash distributions declared
       per Unit (4)0.85                          0.84            0.76           0.38           -

At December 31:
    Total assets                          $35,945,070     $36,054,757    $36,145,882    $37,288,736     $1,000
    Partners' capital                      35,017,937      35,186,130     35,241,967     35,152,675      1,000

(1) Selected financial data for 1992 represents the period September 25, 1992 (date of inception) to December 31, 1992.

(2)      Revenues include equity in earnings of joint ventures.

(3) Net income for the year ended December 31, 1996, includes $82,855 from gain on sale of land and net income for the year ended December 31, 1995, includes $29,560 from loss on sale of land.

(4) Based on the weighted average number of Limited Partner Units outstanding during each of the years ended December 31, 1996, 1995 and 1994, and during the period April 15, 1993 through December 31, 1993.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Partnership was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1996, the Partnership owned 46 Properties, either directly or through joint venture arrangements.

LIQUIDITY AND CAPITAL RESOURCES

         Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $35,324,831. As of December 31, 1993, $28,705,644 had been used to invest, either directly or through joint venture arrangements, in 35 Properties, four of which were under construction at December 31, 1993, to pay acquisition fees to an affiliate of the General Partners totalling $2,200,000 and to pay certain acquisition expenses. During 1994, construction was completed on the four Properties and the Partnership acquired, for cash, eleven additional Properties, either directly or as tenants-in-common with an affiliate of the General Partners, for an aggregate amount of approximately $6,259,000. In March 1995, the Partnership completed its acquisition of Properties by entering into a joint venture arrangement, Salem Joint Venture, with an affiliate of the Partnership which has the same General Partners, to renovate and hold one restaurant Property located in Salem, Ohio. Upon completion of the Partnership's acquisitions in March 1995, the remaining net offering proceeds of approximately $193,000 were reserved for Partnership purposes.

         In January 1995, the Partnership received notice from the tenant of its Property in Houston, Texas, of its intent to exercise its option in accordance with its lease agreement, to substitute another property for the Houston, Texas Property. In April 1995, the Partnership sold its Property in Houston, Texas, to the tenant for its original purchase price, excluding acquisition fees and miscellaneous acquisition expenses. As a result of this transaction, the Partnership recognized a loss for financial reporting purposes of approximately $29,560 primarily due to acquisition fees and miscellaneous acquisition expenses the Partnership had allocated to the Houston, Texas, Property and due to the accrued rental income relating to future scheduled rent increases that the Partnership had recorded and reversed at the time of sale. The Partnership used the net sales proceeds, along with approximately $39,800 of cash reserves, to acquire a Checkers Property in Lakeland, Florida, from the tenant. The Partnership believes the replacement Property will outperform the original Property, in terms of the rent that will be payable to the Partnership, due to the tenant's strong market penetration in Florida.

         In November 1996, the Partnership sold its Property in Richmond, Virginia, to the tenant and received sales proceeds of $550,000, resulting in a gain of $82,855 for financial reporting purposes. This Property was originally acquired by the Partnership in March 1994, and had a cost of approximately $415,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $134,600 in excess of its original purchase price. As of December 31, 1996, the sales proceeds of $550,000, plus accrued interest of $770, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional Property. The sale of this Property was structured to qualify as a like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code. As a result, no gain was recognized for federal income tax purposes. Therefore, the Partnership was not required to distribute any of the net sales proceeds from the sale of this Property to Limited Partners for the purpose of paying federal and state income taxes. In January 1997, the Partnership reinvested the net sales proceeds in a Burger King Property located in Akron, Ohio, with an affiliate of the General Partners as tenants-in-common.

         Until Properties were acquired by the Partnership, all Partnership proceeds were held in short-term, highly liquid investments which the General Partners believed to have appropriate safety of principal. This investment strategy provided high liquidity in order to facilitate the Partnership's use of these funds to acquire Properties at such time as Properties suitable for acquisition were located.

          Currently, the Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,367,581, $3,379,378 and $3,149,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The decrease in cash from operations during 1996, as compared to 1995, and the increase during 1995, as compared to 1994, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital during each of the respective years.

         None of the Properties owned by the Partnership or the joint ventures in which the Partnership owns an interest is or may be encumbered. Subject to certain restrictions on borrowing, however, the Partnership may borrow funds but will not encumber any of the Properties in connection with any such borrowing. The Partnership will not borrow for the purpose of returning capital to the Limited Partners. The Partnership will not borrow under arrangements that would make the Limited Partners liable to creditors of the Partnership. The General Partners further have represented that they will use their reasonable efforts to structure any borrowing so that it will not constitute "acquisition indebtedness" for federal income tax purposes and also will limit the Partnership's outstanding indebtedness to three percent of the aggregate adjusted tax basis of its Properties. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

         Currently, cash reserves and rental income from the Partnership Properties are invested in money market accounts or other short-term highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 1996, the Partnership had $1,103,568 invested in such short-term investments as compared to $1,135,995 at December 31, 1995. The funds remaining at December 31, 1996, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         During 1994, affiliates of the General Partners incurred on behalf of the Partnership $3,150 for certain offering expenses and $9,368 for certain acquisition expenses. In addition, during 1996, 1995 and 1994, affiliates of the General Partners incurred on behalf of the Partnership $97,819, $94,875 and $100,903, respectively, for certain operating expenses. As of December 31, 1996 and 1995, the Partnership owed $2,594 and $7,367, respectively, to related parties for such amounts, accounting and administrative services and management fees. As of February 28, 1997, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, increased to $924,539 at December 31, 1996, from $861,260 at December 31, 1995. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         In February 1997, the Partnership entered into a sales contract with an unrelated third party to sell the Denny's Property in Orlando, Florida. The Partnership intends to reinvest the net sales proceeds in a replacement Property.

         Based on cash from operations, the Partnership declared distributions to the Limited Partners of $3,400,008, $3,375,011 and $3,025,009 for the years ended December 31, 1996, 1995 and 1994, respectively. This represents distributions of $0.85, $0.84 and $0.76 per Unit for the years ended December 31, 1996, 1995 and 1994, respectively. No amounts distributed or to be distributed to the Limited Partners for the years ended December 31, 1996, 1995 and 1994, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         The General Partners believe that the Properties are adequately covered by insurance. In addition, the General Partners have obtained contingent liability and property coverage for the Partnership. This insurance is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The General Partners believe that the leases will continue to generate cash flow in excess of operating expenses.

         Due to low operating expenses and ongoing cash flow, the General Partners believe that the Partnership has sufficient working capital reserves at this time. In addition, because all leases of the Partnership's Properties are on a triple-net basis, it is not anticipated that a permanent reserve for maintenance and repairs will be established at this time. To the extent, however, that the Partnership has insufficient funds for such purposes, the General Partners will contribute to the Partnership an aggregate amount of up to one percent of the offering proceeds for maintenance and repairs. The General Partners have the right to cause the Partnership to maintain additional reserves if, in their discretion, they determine such reserves are required to meet the Partnership's working capital needs.

         The General Partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

RESULTS OF OPERATIONS

         During 1994, the Partnership owned and leased 44 wholly owned Properties, during 1995, the Partnership owned and leased 45 wholly owned Properties (including one Property in Houston, Texas, which was sold in April
1995) and during 1996, the Partnership owned and leased 44 wholly owned Properties (including one Property in Richmond, Virginia, which was sold in November 1996). In addition, during 1994, the Partnership was a co-venturer in one joint venture that owned and leased one Property, and during 1995 and 1996, the Partnership was a co-venturer in two separate joint ventures that each owned and leased one Property. During 1996, 1995 and 1994, the Partnership also owned and leased one Property with an affiliate as tenants-in-common. As of December 31, 1996, the Partnership owned, either directly, as tenants-in-common with an affiliate or through joint venture arrangements, 46 Properties which are subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $27,400 to $186,200. All of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 1996, 1995 and 1994, the Partnership earned $3,376,286, $3,509,773 and $3,280,425, respectively, in rental income from operating leases and earned income from direct financing leases from Properties wholly owned by the Partnership. The decrease in rental and earned income during 1996, as compared to 1995, is primarily attributable to the fact that the Partnership established an allowance for doubtful accounts of approximately $85,400 and $38,000 during 1996 and 1995, respectively, for past due rental amounts relating to the Denny's Property in Orlando, Florida, as to which the tenant has defaulted under the terms of the lease. In addition, the Partnership established an allowance for doubtful accounts of approximately $72,700 during 1996, for accrued rental income amounts previously recorded (due to the fact that future scheduled rent increases are recognized on a straight-line basis over the term of the lease in accordance with generally accepted accounting principles) relating to this Property. The tenant of this Property is continuing to operate the restaurant on this Property; however, the Partnership has reserved certain past due amounts in accordance with its collection policy. The Partnership intends to continue pursuing collection of past due amounts relating to this Property and will recognize any such amounts as income if collected. In February 1997, the Partnership entered into a sales contract to sell the Denny's Property in Orlando, Florida, as discussed above in "Liquidity and Capital Resources."

         The increase in rental and earned income during 1995, as compared to 1994, is partially attributable to the acquisition of additional Properties during 1994 and the fact that several Properties which were under construction became operational during 1994; therefore, 1995 included a full year of rental and earned income for these Properties, as compared to a partial year in 1994.

         For the years ended December 31, 1996, 1995 and 1994, the Partnership also earned $299,495, $293,749 and $275,532, respectively, in contingent rental income. The increase in contingent rental income during 1996 and 1995, each as compared to the previous year, is primarily the result of increases in gross sales relating to certain restaurant Properties.

         In addition, for the years ended December 31, 1996, 1995 and 1994, the Partnership earned $60,654, $98,520 and $43,386, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The decrease in net income earned by joint ventures during 1996, as compared to 1995, is primarily a result of the former tenant defaulting under the terms of the lease agreement of the Kenny Rogers' Roasters Property owned with an affiliate as tenants-in-common. The Partnership entered into a new lease for this Property with a new tenant to operate the Property as an Arby's restaurant. Rent commenced in December 1996, upon completion of renovations. In January 1997, the Partnership reinvested the net sales proceeds from the sale of the Property in Richmond, Virginia, in a Burger King Property in Akron, Ohio, with an affiliate of the General Partners as tenants-in-common. In connection therewith, the Partnership and the affiliate will share the profits and losses of the Property in proportion to each co-venturer's interest. As such, the Partnership has an approximate 63 percent interest in this Property. Therefore, the General Partners expect net income earned by joint ventures to increase in 1997 and subsequent years.

         The increase in net income earned by joint ventures during 1995, as compared to 1994, is primarily attributable to the fact that the Partnership invested in a Property as tenants-in-common in September 1994, and a joint venture, Salem Joint Venture, in March 1995, as described above in "Liquidity and Capital Resources."

         During the year ended December 31, 1996, five of the Partnership's lessees (or group of affiliated lessees), (i) Flagstar Enterprises, Inc. and Quincy's Restaurants, Inc. (which are affiliated entities under common control of Flagstar Corporation) (hereinafter referred to as Flagstar Corporation), (ii) Long John Silver's, Inc., (iii) Golden Corral Corporation, (iv) Foodmaker, Inc. and (v) Checkers Drive-In Restaurants, Inc., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from two Properties owned by joint ventures and one Property owned with an affiliate as tenants-in-common). As of December 31, 1996, Flagstar Corporation was the lessee under leases relating to 12 restaurants, Long John Silver's, Inc. was the lessee under leases relating to eight restaurants, Golden Corral Corporation was the lessee under leases relating to three restaurants, Foodmaker, Inc. was the lessee under leases relating to five restaurants and Checkers Drive-In Restaurants, Inc. was the lessee under leases relating to eight restaurants. It is anticipated that based on the minimum rental payments required by the leases, these five lessees or groups of affiliated lessees each will continue to contribute more than ten percent of the Partnership's total rental income during 1997 and subsequent years. In addition, six Restaurant Chains, Long John Silver's, Hardee's, Golden Corral, Jack in the Box, Checkers and Burger King, each accounted for more than ten percent of the Partnership's total rental income in 1996

(including the Partnership's share of rental income from two Properties owned by joint ventures and one Property owned with an affiliate as tenants-in-common). In subsequent years, it is anticipated that these six Restaurant Chains, each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

         Operating expenses, including depreciation and amortization expense, were $646,794, $608,140 and $561,580 for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in operating expenses during 1996 and 1995, each as compared to the prior year, is partially the result of an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and an increase in insurance expense as a result of the General Partners' obtaining contingent liability and property coverage for the Partnership, as discussed above in "Liquidity and Capital Resources." Operating expenses also increased during 1996, as compared to 1995, as a result of the Partnership accruing prior and current year real estate taxes relating to the Denny's Property in Orlando, Florida, as a result of the current financial difficulties of the tenant. Payment of these taxes remains the responsibility of the tenant of this Property; however, the General Partners believe that the tenant's ability to pay these expenses is doubtful. The Partnership intends to pursue collection from the tenant of any such amounts paid by the Partnership and will recognize such amounts as income if collected.

         Operating expenses also increased during 1995, as compared to 1994, as a result of the Partnership's incurring additional taxes relating to the filing of various state tax returns during 1995, and due to the fact that depreciation expense increased as a result of the acquisition of additional Properties during 1994, and the fact that the Properties acquired during 1994 were operational for a full year in 1995.

         As a result of the sale of the Property in Richmond, Virginia, as discussed above in "Liquidity and Capital Resources," the Partnership recognized a gain of $82,855 for financial reporting purposes for the year ended December 31, 1996. In addition, as a result of the 1995 sale of the Property in Houston, Texas, as described above in "Liquidity and Capital Resources," the Partnership recognized a loss for financial reporting purposes of $29,560 for the year ended December 31, 1995. The loss was primarily due to acquisition fees and miscellaneous acquisition expenses the Partnership had allocated to this Property and due to accrued rental income relating to future scheduled rent increases that the Partnership had recorded and reversed at the time of sale. No Properties were sold during 1994.

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

         The Partnership's leases as of December 31, 1996, are triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in based rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                                    CONTENTS



                                                                      Page

Report of Independent Accountants                                      13

Financial Statements:

  Balance Sheets                                                       14

  Statements of Income                                                 15

  Statements of Partners' Capital                                      16

  Statements of Cash Flows                                             17

  Notes to Financial Statements                                        20

                       Report of Independent Accountants



To the Partners
CNL Income Fund XIII, Ltd.


We have audited the financial statements and the financial statement schedules of CNL Income Fund XIII, Ltd. (a Florida limited partnership) listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund XIII, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



Orlando, Florida
January 16, 1997

                           CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                 December 31,
           ASSETS                                            1996            1995
           ------                                         -----------     ----------
Land and buildings on operating
  leases, less accumulated
  depreciation                                            $23,612,639     $24,448,677
Net investment in direct
  financing leases                                          8,543,916       8,624,130
Investment in joint ventures                                  976,531       1,009,577
Cash and cash equivalents                                   1,103,568       1,135,995
Restricted cash                                               550,770              -
Receivables, less allowance for
  doubtful accounts of $150,734
  and $49,747                                                 100,955          73,691
Prepaid expenses                                                9,143           4,138
Organization costs, less
  accumulated amortization of
  $7,422 and $5,422                                             2,578           4,578
Accrued rental income, less allowance
  for doubtful accounts of $72,734
  in 1996                                                   1,044,970         753,971
                                                          -----------     -----------

                                                          $35,945,070     $36,054,757
                                                          ===========     ===========

  LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                          $     6,340     $     3,569
Accrued and escrowed real estate
  taxes payable                                                14,092           4,726
Distributions payable                                         850,002         850,002
Due to related parties                                          2,594           7,367
Rents paid in advance                                          54,105           2,963
                                                          -----------     -----------
    Total liabilities                                         927,133         868,627

Partners' capital                                          35,017,937      35,186,130
                                                          -----------     -----------

                                                          $35,945,070     $36,054,757
                                                          ===========     ===========


                See accompanying notes to financial statements.

                           CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                 Year Ended December 31,
                                        1996           1995            1994
                                     ----------     ----------      ----------
Revenues:
  Rental income from
    operating leases                 $2,477,156     $2,566,579      $2,338,278
  Earned income from direct
    financing leases                    899,130        943,194         942,147
  Contingent rental income              299,495        293,749         275,532
  Interest and other income              59,319         54,832          79,869
                                     ----------     ----------      ----------
                                      3,735,100      3,858,354       3,635,826
                                     ----------     ----------      ----------

Expenses:
  General operating and
    administrative                      156,466        130,501         106,450
  Professional services                  33,746         27,703          38,724
  Management fees to related
    parties                              35,675         36,031          33,247
  Real estate taxes                      10,680             -               -
  State and other taxes                  16,793         20,470           4,890
  Depreciation and amortization         393,434        393,435         378,269
                                     ----------     ----------      ----------
                                        646,794        608,140         561,580
                                     ----------     ----------      ----------

Income Before Equity in
  Earnings of Joint Ventures and
  Gain (Loss) on Sale of Land         3,088,306      3,250,214       3,074,246

Equity in Earnings of Joint
  Ventures                               60,654         98,520          43,386

Gain (Loss) on Sale of Land              82,855        (29,560)             -
                                     ----------     ----------      ---------

Net Income                           $3,231,815     $3,319,174      $3,117,632
                                     ==========     ==========      ==========

Allocation of Net Income:
  General partners                   $   31,490     $   33,432      $   31,176
  Limited partners                    3,200,325      3,285,742       3,086,456
                                     ----------     ----------      ----------

                                     $3,231,815     $3,319,174      $3,117,632
                                     ==========     ==========      ==========

Net Income Per Limited
  Partner Unit                       $     0.80     $     0.82      $     0.77
                                     ==========     ==========      ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                         4,000,000      4,000,000       4,000,000
                                     ==========     ==========      ==========


                See accompanying notes to financial statements.

                           CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 1996, 1995 and 1994


                                     General Partners                         Limited Partners
                                    -------------------   ------------------------------------------------------
                                               Accumu-                                   Accumu-
                                    Contri-    lated       Contri-        Distri-        lated       Syndication
                                    butions   Earnings     butions        butions       Earnings        Costs          Total
                                    -------   --------   -----------   ------------   -----------    -----------    -----------
Balance, December 31, 1993           $1,000   $  9,419   $40,000,000   $ (1,128,364)  $   932,458    $(4,661,838)   $35,152,675

  Distribution to limited
    partners ($0.76 per limited
    partner unit)                        -          -             -      (3,025,009)           -              -      (3,025,009)
  Syndication costs                      -          -             -              -             -          (3,331)        (3,331)
  Net income                             -      31,176            -              -      3,086,456             -       3,117,632
                                     ------   --------   -----------   ------------   -----------    -----------    -----------

Balance, December 31, 1994            1,000     40,595    40,000,000     (4,153,373)    4,018,914     (4,665,169)    35,241,967

  Distribution to limited
    partners ($0.84 per limited
    partner unit)                        -          -             -      (3,375,011)           -              -      (3,375,011)
  Net income                             -      33,432            -              -      3,285,742             -       3,319,174
                                     ------   --------   -----------   ------------   -----------    -----------    -----------

Balance, December 31, 1995            1,000     74,027    40,000,000     (7,528,384)    7,304,656     (4,665,169)    35,186,130

  Distribution to limited
    partners ($0.85 per limited
    partner unit)                        -          -             -      (3,400,008)           -              -      (3,400,008)
  Net income                             -      31,490            -              -      3,200,325             -       3,231,815
                                     ------   --------   -----------   ------------   -----------    -----------    -----------

Balance, December 31, 1996           $1,000   $105,517   $40,000,000   $(10,928,392)  $10,504,981    $(4,665,169)   $35,017,937
                                     ======   ========   ===========   ============   ===========    ===========    ===========

                See accompanying notes to financial statements.

                           CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                            Year Ended December 31,
                                                   1996           1995           1994
                                               -----------    -----------    -----------
Increase (Decrease) in Cash
  and Cash Equivalents:

    Cash Flows From Operating
      Activities:
        Cash received from tenants             $ 3,476,985    $ 3,453,186    $ 3,216,271
        Distributions from
          joint ventures                            93,700         88,793         48,129
        Cash paid for expenses                    (251,454)      (214,011)      (192,779)
        Interest received                           48,350         51,410         77,379
                                               -----------    -----------    -----------
            Net cash provided by
              operating activities               3,367,581      3,379,378      3,149,000
                                               -----------    -----------    -----------

    Cash Flows From Investing
      Activities:
        Additions to land and
          buildings on operating
          leases                                        -        (336,116)    (5,764,308)
        Proceeds from sale of land                 550,000        286,411             -
        Investment in direct
          financing leases                              -              -      (1,365,075)
        Investment in joint ventures                    -        (140,052)      (545,139)
        Increase in restricted cash               (550,000)            -              -
        Other                                           -             954          9,226
                                               -----------    -----------    -----------
            Net cash used in
              investing activities                      -        (188,803)    (7,665,296)
                                               -----------    -----------    -----------

    Cash Flows From Financing
      Activities:
        Reimbursement of acqui-
          sition and syndication
          costs paid by related
          parties on behalf of the
          Partnership                                   -          (3,074)       (25,036)
        Distributions to
          limited partners                      (3,400,008)    (3,350,014)    (2,800,004)
        Payment of syndication costs                    -              -            (181)
                                               -----------    -----------    -----------
            Net cash used in
              financing activities              (3,400,008)    (3,353,088)    (2,825,221)
                                               -----------    -----------    -----------

Net Decrease in Cash and Cash
  Equivalents                                      (32,427)      (162,513)    (7,341,517)

Cash and Cash Equivalents at
  Beginning of Year                              1,135,995      1,298,508      8,640,025
                                               -----------    -----------    -----------

Cash and Cash Equivalents at
  End of Year                                  $ 1,103,568    $ 1,135,995    $ 1,298,508
                                               ===========    ===========    ===========

                See accompanying notes to financial statements.

                           CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                     Year Ended December 31,
                                               1996           1995           1994
                                           -----------    -----------    ------------
Reconciliation of Net Income
  to Net Cash Provided by
  Operating Activities:

    Net income                             $ 3,231,815    $ 3,319,174    $ 3,117,632
                                           -----------    -----------    -----------
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
        Depreciation                           391,434        391,435        376,269
        Amortization                             2,000          2,000          2,000
        Equity in earnings of
          joint ventures, net
          of distributions                      33,046         (9,727)         4,743
        Loss (gain) on sale of
          land                                 (82,855)        29,560             -
        Increase in receivables                (28,034)        (3,833)       (34,184)
        Decrease in net investment
          in direct financing
          leases                                80,214         71,410         61,342
        Increase in prepaid
          expenses                              (5,005)        (4,138)            -
        Increase in accrued
          rental income                       (313,540)      (371,167)      (339,466)
        Increase (decrease) in
          accounts payable and
          accrued expenses                      12,137            922         (1,979)
        Increase (decrease) in
          due to related parties,
          excluding reimbursement
          of acquisition and
          syndication costs paid
          on behalf of the
          Partnership                           (4,773)         6,213         (3,554)
        Increase (decrease) in
          rents paid in advance                 51,142        (52,471)       (33,803)
                                           -----------    -----------    -----------
            Total adjustments                  135,766         60,204         31,368
                                           -----------    -----------    -----------

Net Cash Provided by Operating
  Activities                               $ 3,367,581    $ 3,379,378    $ 3,149,000
                                           ===========    ===========    ===========

                See accompanying notes to financial statements.

                           CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                        Year Ended December 31,
                                                 1996           1995           1994
                                             -----------    -----------    -----------
Supplemental Schedule of
  Non-Cash Investing and
  Financing Activities:

    Related parties paid certain
      acquisition and syndication
      costs on behalf of the
      Partnership as follows:
        Acquisition costs                    $        -     $        -     $     9,368
        Syndication costs                             -              -           3,150
                                             -----------    -----------    -----------

                                             $        -     $        -     $    12,518
                                             ===========    ===========    ===========

    Distributions declared and
      unpaid at December 31                  $   850,002    $   850,002    $   825,005
                                             ===========    ===========    ===========

                See accompanying notes to financial statements.

                           CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENT

                  Years Ended December 31, 1996, 1995 and 1994


1.       Significant Accounting Policies:

         Organization and Nature of Business - CNL Income Fund XIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains.

         The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50 percent shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

         Real Estate and Lease Accounting - The Partnership records the acquisition of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

                  DIRECT FINANCING METHOD - The leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset) (Note 4). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the leases.

                  OPERATING METHOD - Land and building leases accounted for using the operating method are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.

                           CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


1.       Significant Accounting Policies - Continued:

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date.

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. Although the general partners have made their best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect the general partners' estimate of net cash flows expected to be generated from its properties and the need for asset impairment write-downs. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair market value.

         When the collection of amounts recorded as rental or other income is considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables and accrued rental income, and to decrease rental or other income for the current period, although the Partnership continues to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

         Investment in Joint Ventures - The Partnership accounts for its interest in Attalla Joint Venture, Salem Joint Venture and a property in Arvada, Colorado, held as tenants-in-common with an affiliate, using the equity method since the Partnership shares control with affiliates which have the same general partners.

                           CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


1.       Significant Accounting Policies - Continued:

         Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

         Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Partnership has not experienced any losses in such accounts. The Partnership limits investment of temporary cash investments to financial institutions with high credit standing; therefore, the Partnership believes it is not exposed to any significant credit risk on cash and cash equivalents.

         Organization Costs - Organization costs are amortized over five years using the straight-line method.

         Income Taxes - Under Section 701 of the Internal Revenue Code, all income, expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

         Use of Estimates - The general partners of the Partnership have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. The more significant areas requiring the use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

                           CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


1.       Significant Accounting Policies - Continued:

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 1996 presentation. These reclassifications had no effect on partners' capital or net income.

         New Accounting Standard - Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of LongLived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this standard had no material effect on the Partnership's financial position or results of operations.

2.       Leases:

         The Partnership leases its land or land and buildings to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Twenty-seven of the leases are classified as operating leases and 16 of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of 11 of these leases are operating leases. Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to five successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

                           CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                            1996           1995
                                         -----------    -----------

                  Land                   $13,175,484    $13,620,088
                  Buildings               11,743,041     11,743,041
                                         -----------    -----------
                                          24,918,525     25,363,129
                  Less accumulated
                    depreciation          (1,305,886)      (914,452)
                                         -----------    -----------

                                         $23,612,639    $24,448,677
                                         ===========    ===========

         In January 1995, the Partnership received notice from the tenant of its property in Houston, Texas, of the tenant's intention to exercise its option, in accordance with its lease agreement, to substitute another property for the Houston, Texas, property. In April 1995, the Partnership sold its property in Houston, Texas, to the tenant for its original purchase price, excluding acquisition fees and miscellaneous acquisition expenses, and received net sales proceeds of $286,411. As a result of this transaction, the Partnership recognized a loss for financial reporting purposes of $29,560 primarily due to acquisition fees and miscellaneous acquisition expenses the Partnership had allocated to the Houston, Texas property and due to the accrued rental income relating to future scheduled rent increases that the Partnership had recorded and reversed at the time of sale. The Partnership used the net sales proceeds, along with approximately $39,800 of cash reserves, to acquire a new property in Lakeland, Florida, from the tenant.

         In November 1996, the Partnership sold its property in Richmond, Virginia, to the tenant and received sales proceeds of $550,000, resulting in a gain of $82,855 for financial reporting purposes. This property was originally acquired by the Partnership in March 1994, and had a cost of approximately $415,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $134,600 in excess of its original purchase price.

                           CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


3.       Land and Buildings on Operating Leases - Continued:

         Generally, the leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1996, 1995 and 1994, the Partnership recognized $313,541, $371,167 and $339,466, respectively, of such rental income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1996:

                  1997                                 $ 2,101,288
                  1998                                   2,135,797
                  1999                                   2,282,848
                  2000                                   2,297,153
                  2001                                   2,319,948
                  Thereafter                            27,358,572
                                                       -----------
                                                       $38,495,606
                                                       ===========

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                   1996             1995
                                               ------------     -----------

         Minimum lease payments
           receivable                          $ 18,116,667     $ 19,159,476
         Estimated residual
           values                                 2,723,067        2,723,067
         Less unearned income                   (12,295,818)     (13,258,413)
                                               ------------     ------------

         Net investment in
           direct financing
           leases                              $  8,543,916     $  8,624,130
                                               ============     ============

                           CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


4.       Net Investment in Direct Financing Leases - Continued:

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1996:

                  1997                               $ 1,042,809
                  1998                                 1,043,302
                  1999                                 1,048,723
                  2000                                 1,048,723
                  2001                                 1,061,462
                  Thereafter                          12,871,648
                                                     -----------
                                                     $18,116,667
                                                     ===========

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

5.       Investment in Joint Ventures:

         The Partnership has a 50 percent interest in the profits and losses of Attalla Joint Venture. The remaining interest in this joint venture is held by an affiliate of the Partnership which has the same general partners.

         On September 22, 1994, the Partnership acquired a property in Arvada, Colorado, with an affiliate of the Partnership that has the same general partners, as tenants-in-common. In connection therewith, the Partnership contributed $508,992 and has a 66.13% interest in such property. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate. Amounts relating to its investment are included in investment in joint ventures.

         On March 16, 1995, the Partnership entered into a joint venture arrangement, Salem Joint Venture, with an affiliate of the Partnership which has the same general partners, to renovate and lease one restaurant property. In connection therewith, the Partnership contributed $140,000 and has a 27.8% interest in the profits and losses of the joint venture.

                           CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


5.       Investment in Joint Ventures - Continued:

         Attalla Joint Venture, Salem Joint Venture and the Partnership and an affiliate as tenants-in-common, each own and lease one property to an operator of national fast-food or family-style restaurants. The following presents the combined, condensed financial information for the joint ventures and the property held as tenants-in-common with an affiliate at December 31:

                                                   1996           1995
                                                ----------     -----------
         Land and buildings on
           operating leases,
           less accumulated
           depreciation                         $1,482,503       $1,515,155
         Net investment in direct
           financing leases                        367,661          370,407
         Cash                                       21,173           20,364
         Receivables                                 6,412           32,297
         Prepaid expenses                              255               79
         Accrued rental income                      51,745           53,868
         Liabilities                                28,121           28,717
         Partners' capital                       1,901,628        1,963,453
         Revenues                                  216,960          226,073
         Net income                                145,851          187,459

         The Partnership recognized income totalling $60,654, $98,520 and $43,386 for the years ended December 31, 1996, 1995 and 1994, respectively, from these joint ventures and the property held as tenants-in-common with an affiliate.

6.       Restricted Cash:

         As of December 31, 1996, the sales proceeds of $550,000 from the sale of the property in Richmond, Virginia, plus accrued interest of $770, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property.

                           CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


7.       Allocations and Distributions:

         Generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, are allocated 99 percent to the limited partners and one percent to the general partners. Distributions of net cash flow are made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners is subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their invested capital contributions (the "Limited Partners' 10% Return").

         Generally, net sales proceeds from the sale of properties, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their Limited Partners' 10% Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property is, in general, allocated in the same manner as net sales proceeds will be distributable. Any loss from the sale of a property is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

         During the years ended December 31, 1996, 1995 and 1994, the Partnership declared distributions to the limited partners of $3,400,008, $3,375,011 and $3,025,009, respectively. No distributions have been made to the general partners to date.

                           CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


8.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                               1996         1995         1994
                                            ----------   ----------   ----------
         Net income for financial
           reporting purposes               $3,231,815   $3,319,174   $3,117,632

         Depreciation for tax
           reporting purposes in
           excess of depreciation
           for financial reporting
           purposes                           (103,634)    (103,634)    (103,729)

         Direct financing leases
           recorded as operating
           leases for tax
           reporting purposes                   80,214       71,410       61,342

         Equity in earnings of joint
           ventures for tax reporting
           purposes in excess of (less
           than) equity in earnings of
           joint ventures for financial
           reporting purposes                    6,819      (17,195)      (3,289)

         Loss (gain) on sale of
           property deferred for
           tax reporting purposes              (82,855)      29,560           -

         Allowance for doubtful
           accounts                            102,198       45,182        4,565

         Accrued rental income                (313,540)    (371,167)    (339,466)

         Rents paid in advance                  51,142      (52,471)     (33,803)
                                            ----------   ----------   ----------

         Net income for federal
           income tax purposes              $2,972,159   $2,920,859   $2,703,252
                                            ==========   ==========   ==========

                           CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


9.       Related Party Transactions:

         One of the individual partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Securities Corp., CNL Investment Company and CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, is the president of CNL Securities Corp., CNL Investment Company and CNL Fund Advisors, Inc. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc. until its merger, effective January 1, 1996, with CNL Fund Advisors, Inc. During the years ended December 31, 1996, 1995 and 1994, CNL Investment Company, CNL Income Fund Advisors, Inc. and CNL Fund Advisors, Inc. (hereinafter referred to collectively as the "Affiliates") each performed certain services for the Partnership, as described below.

         During the years ended December 31, 1996, 1995 and 1994, certain Affiliates acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliates a management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures and the property held as tenants-in-common with an affiliate. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Affiliates. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Affiliates shall determine. The Partnership incurred management fees of $35,675, $36,031 and $33,247 for the years ended December 31, 1996, 1995 and 1994, respectively.

         Certain Affiliates are also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliates provide a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee

                           CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


9.       Related Party Transactions - Continued:

         is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

         During the years ended December 31, 1996, 1995 and 1994, Affiliates provided accounting and administrative services to the Partnership on a day-to-day basis. For the years ended December 31, 1996, 1995 and 1994, the expenses incurred for these services were $91,272, $67,052 and $49,799, respectively.

         The due to related parties consisted of the following at December 31, 1996 and 1995, totalled $2,594 and $7,367, respectively.

10.      Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the property held as tenants-in-common with an affiliate) for at least one of the years ended December 31:

                                          1996       1995       1994
                                       --------   --------   --------

         Flagstar Enterprises,
           Inc. and Quincy's
           Restaurants, Inc.             $765,109   $785,570   $798,013
         Long John Silver's,
           Inc.                           764,565    774,281    744,495
         Golden Corral Corpora-
           tion                           539,568    533,668    490,915
         Foodmaker, Inc.                  450,393    450,724    450,993
         Checkers Drive-In
           Restaurants, Inc.              412,422    416,746    287,593

                           CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


10.      Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the property held as tenants-in-common with an affiliate) for at least one of the years ended December 31:

                                        1996        1995        1994
                                      --------    --------    --------

         Long John Silver's           $764,565    $774,281    $744,495
         Hardee's                      670,249     690,324     702,415
         Golden Corral
           Family Steakhouse
           Restaurants                 539,568     533,668     490,915
         Jack in the Box               450,393     450,724     450,993
         Burger King                   431,280     419,740     395,635
         Checkers
           Drive-In
           Restaurants                 412,422     416,746     287,593

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership. However, the general partners believe that the risk of such a default is reduced due to the essential or important nature of these properties for the on-going operations of the lessees.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Fund Advisors, Inc., CNL Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         JAMES M. SENEFF, JR., age 50, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, director and Chief Executive Officer since its formation in 1980. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff is Chief Executive Officer, and has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advi sor, since its formation in 1976, has served as Chief Executive Officer and Chairman of the Board of CNL Investment Company, and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as the Chairman of the Board and the Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991, served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. In addition, Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of CNL American Properties Fund, Inc. since 1994, and has served as Chairman of the Board and Chief Executive Officer of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $40 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         ROBERT A. BOURNE, age 49, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp., President and a director of CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc., and President, Chief Investment Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, and since February 1996, as Vice Chairman of the Board of Directors, Secretary and Treasurer of Commercial Net Lease Realty, Inc. In addition, Mr.

Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, as Secretary from February 1996 to July 1996, and since February 1996, as Treasurer and Vice Chairman of CNL Realty Advisors, Inc. In addition, Mr. Bourne has served as President and a director of CNL American Properties Fund, Inc. since 1994, and has served as President and a director of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc since January 1997. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

         CNL REALTY CORPORATION is a corporation organized on November 26, 1985, under the laws of the State of Florida. Its sole directors and shareholders are James M. Seneff, Jr. and Robert A. Bourne, the individual General Partners. CNL Realty Corporation was organized to serve as the corporate general partner of real estate limited partnerships, such as the Partnership, organized by one or both of the individual General Partners. CNL Realty Corporation currently serves as the corporate general partner of the CNL Income Fund Partnerships.

         CNL FUND ADVISORS, INC., provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Suite 500, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

         CNL GROUP, INC., which is the parent company of CNL Fund Advisors, Inc., is a diversified real estate corporation organized in 1980 under the laws of the State of Florida. Other subsidiaries and affiliates of CNL Group, Inc. include a property development and management company, two investment advisory companies, and seven corporations organized as strategic business units. James
M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

         The following persons serve as operating officers of CNL Group, Inc. or its affiliates or subsidiaries in the discretion of the Boards of Directors of those companies, but, except as specifically indicated, do not serve as members of the Boards of Directors of those entities. The Boards of Directors have the responsibility for creating and implementing the policies of CNL Group, Inc. and its affiliated companies.

         JOHN T. WALKER, age 38, joined CNL Group, Inc. in September 1994, as Senior Vice President, responsible for Research and Development. He currently serves as the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. and serves as Executive Vice President of CNL American Realty Fund, Inc. and CNL Real Estate Advisors, Inc. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         LYNN E. ROSE, age 48, a certified public accountant, has served as Chief Financial Officer of CNL Group, Inc. since December 1993, has served as Secretary of CNL Group, Inc. since 1987, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors,

Inc. since its inception in 1990, a director of CNL Realty Advisors, Inc. since its inception in 1991, Secretary of CNL Realty Advisors, Inc. since its inception in 1991 (excluding February 1996 to July 1996), Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and a director, Secretary and Treasurer of CNL Fund Advisors, Inc. since 1994 and has served as a director, Secretary and Treasurer of CNL Real Estate Advisors, Inc. since January 1997. Ms. Rose also has served as Secretary and Treasurer of CNL American Properties Fund, Inc. since 1994, and has served as Secretary and Treasurer of CNL American Realty Fund, Inc. since 1996. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 250 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida and is a registered financial and operations principal of CNL Securities Corp. She was licensed as a certified public accountant in 1979.

         JEANNE A. WALL, age 38, has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and previously served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. as its Partnership Administrator. In 1985, Ms. Wall became Vice President of CNL Securities Corp. and, in 1987, she became a Senior Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees the partnership administration and investor services for programs offered through participating brokers. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991, as Vice President of Commercial Net Lease Realty, Inc. since 1992, as Executive Vice President of CNL Income Fund Advisors, Inc. from its inception in 1994 to December 1995, as Executive Vice President of CNL Fund Advisors, Inc. since 1994, and as Executive Vice President of CNL American Properties Fund, Inc. since 1994. In addition, Ms. Wall has served as Executive Vice President of CNL Real Estate Advisors, Inc. since January 1997 and as Executive Vice President of CNL American Realty Fund, Inc. since 1996. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         STEVEN D. SHACKELFORD, age 33, has served as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996. Mr. Shackelford joined CNL Group, Inc. in September 1996. He also currently serves as the Chief Financial Officer of CNL American Properties Fund, Inc. From March 1995 to July 1996, he was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University and is a certified public accountant.


ITEM 11.  EXECUTIVE COMPENSATION

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of February 28, 1997, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of February 28, 1997, the beneficial ownership interests of the General Partners in the Registrant.

       Title of Class             Name of Partner            Percent of Class
       --------------             ----------------
General Partnership Interests     James M. Seneff, Jr.             45%
                                  Robert A. Bourne                 45%
                                  CNL Realty Corporation           10%
                                                                   ---
                                                                   100%
                                                                   ====

         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above. There are no arrangements which at a subsequent date may result in a change in control of the Registrant.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1996, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.


                                                                                       Amount Incurred
      Type of Compensation                                                               For the Year
          and Recipient                      Method of Computation                 Ended December 31, 1996
-----------------------------           ------------------------------            --------------------------
Reimbursement to affiliates             Operating expenses are                    Operating expenses incurred
for operating expenses                  reimbursed at the lower of                 on behalf of the
                                        cost or 90 percent of the              Partnership:      $97,819
                                        prevailing rate at which
                                        comparable services could have            Accounting and administra-
                                        been obtained in the same                  tive services:  $91,272
                                        geographic area.  Affiliates
                                        of the General Partners from
                                        time to time incur certain
                                        operating expenses on behalf
                                        of the Partnership for which
                                        the Partnership reimburses the
                                        affiliates without interest.


                                                                                       Amount Incurred
      Type of Compensation                                                               For the Year
          and Recipient                      Method of Computation                 Ended December 31, 1996
-----------------------------           ------------------------------            --------------------------
Annual management fee to                One percent of the sum of                 $35,675
affiliates                              gross operating revenues from
                                        Properties wholly owned by the
                                        Partnership plus the
                                        Partnership's allocable share
                                        of gross revenues of joint
                                        ventures in which the
                                        Partnership is a co-venturer
                                        and the Property owned with an
                                        affiliate as tenants-in-
                                        common.  The management fee,
                                        which will not exceed
                                        competitive fees for
                                        comparable services in the
                                        same geographic area, may or
                                        may not be taken, in whole or
                                        in part as to any year, in the
                                        sole discretion of affiliates
                                        of the General Partners.  All
                                        or any portion of the
                                        management fee not taken as to
                                        any fiscal year shall be
                                        deferred without interest and
                                        may be taken in such other
                                        fiscal year as affiliates
                                        shall determine.

Deferred, subordinated real             A deferred, subordinated real             $ - 0 -
estate disposition fee payable          estate disposition fee,
to affiliates                           payable upon sale of one or
                                        more Properties, in an amount
                                        equal to the lesser of (i)
                                        one-half of a competitive real
                                        estate commission, or (ii)
                                        three percent of the sales
                                        price of such Property or
                                        Properties.  Payment of such
                                        fee shall be made only if
                                        affiliates of the General
                                        Partners provide a substantial
                                        amount of services in
                                        connection with the sale of a
                                        Property or Properties and
                                        shall be subordinated to
                                        certain minimum returns to the
                                        Limited Partners.  However, if
                                        the net sales proceeds are
                                        reinvested in a replacement
                                        property, no such real estate
                                        disposition fee will be
                                        incurred until such
                                        replacement property is sold
                                        and the net sales proceeds are
                                        distributed.

                                                                                       Amount Incurred
      Type of Compensation                                                                For the Year
         and Recipient                      Method of Computation                 Ended December 31, 1996
-----------------------------           ------------------------------            --------------------------
General Partners' deferred,             A deferred, subordinated share            $ - 0 -
sub-ordinated share of                  equal to one percent of
Partnership net cash flow               Partnership distributions of
                                        net cash flow, subordinated to
                                        certain minimum returns to the
                                        Limited Partners.

General Partners' deferred,             A deferred, subordinated share            $ - 0 -
sub-ordinated share of                  equal to five percent of
Partnership net sales proceeds          Partnership distributions of
from a sale or sales                    such net sales proceeds,
                                        subordinated to certain
                                        minimum returns to the Limited
                                        Partners.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report.

         1.  Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1996 and 1995

                  Statements of Income for the years ended December 31, 1996, 1995 and 1994

                  Statements of Partners' Capital for the years ended December 31, 1996, 1995 and 1994

                  Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

                  Notes to Financial Statements

         2.  Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1996, 1995 and
                  1994

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1996

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 1996

                  All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

         3.  Exhibits

                  3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XIII, Ltd. (Included as Exhibit 3.1 to Registration Statement No. 33-53672 on Form S-11 and incorporated herein by reference.)

                  4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XIII, Ltd. (Included as Exhibit 3.1 to Registration Statement No. 33-53672 on Form S-11 and incorporated herein by reference.)

                  4.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund XIII, Ltd. (Included as Exhibit
                           4.2 to Form 10-K filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein by reference.)

                  10.1 Management Agreement between CNL Income Fund XIII, Ltd. and CNL Investment Company (Included as Exhibit
                           10.1 to Form 10-K filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein by reference.)

                  10.2 Assignment of Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as Exhibit 10.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

                  10.3 Real Estate Sale and Lease Contract, dated May 18, 1993, between CNL Income Fund XIII, Ltd. and Golden Corral Corporation. (Included as Exhibit 10.12 to Registration Statement No. 33-53672 on Form S-11 and previously incorporated by reference, but no longer incorporated by reference.)

                  10.4 Real Estate Sale and Lease Contract, dated June 1, 1993, between CNL Income Fund XIII, Ltd. and Golden Corral Corporation. (Included as Exhibit 10.13 to Registration Statement No. 33-53672 on Form S-11 and previously incorporated herein by reference, but no longer incorporated by reference.)

                  10.5 Assignment of Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as Exhibit 10.5 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

         (b) The Registrant filed no reports on Form 8-K during the period October 1, 1996 through December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 1997.

                                            CNL INCOME FUND XIII, LTD.

                                            By:  CNL REALTY CORPORATION
                                                 General Partner

                                                 /s/ Robert A. Bourne
                                                 ------------------------
                                                 ROBERT A. BOURNE, President

                                            By:  ROBERT A. BOURNE
                                                 General Partner

                                                 /s/ Robert A. Bourne
                                                 -------------------------
                                                 ROBERT A. BOURNE

                                            By:  JAMES M. SENEFF, JR.
                                                 General Partner

                                                 /s/ James M. Seneff, JR.
                                                 --------------------------
                                                 JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                           Title                         Date
------------------                -----------------                ---------

/s/ Robert A. Bourne       President, Treasurer and Director      March 25, 1997
-------------------------  (Principal Financial and Accounting
Robert A. Bourne           Officer)


/s/ James M. Seneff, Jr.   Chief Executive Officer and Director   March 25, 1997
-------------------------  (Principal Executive Officer)
James M. Seneff, Jr.

                           CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1996, 1995 and 1994


                                                Additions
                                        -------------------------
                          Balance at    Charged to     Charged To                   Balance
                           Beginning     Costs and        Other                     at End
Year    Description         of Year      Expenses       Accounts     Deductions     of Year
----    -----------       ----------    ----------     ----------    ----------    --------
1994    Allowance for
          doubtful
          accounts (a)     $    -         $    -        $ 4,56 (b)       $    -     $  4,565
                           =======        =======       =======          =======    ========


1995    Allowance for
          doubtful
          accounts (a)     $ 4,565        $    -        $45,182 (b)      $    -     $ 49,747
                           =======        =======       =======          =======    ========


1996    Allowance for
          doubtful
          accounts (a)     $49,747        $    -       $173,721 (b)      $    -     $223,468
                           =======        =======      ========          =======    ========



           (a) Deducted from receivables and accrued rental income on the balance sheet.

           (b)  Reduction of rental and other income.

                           CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1996


                                                                                    Costs Capitalized
                                                                                       Subsequent
                                                         Initial Cost                To Acquisition
                                                   -------------------------    -----------------------
                                                                 Buildings
                                         Encum-                     and          Improve-      Carrying
                                        brances      Land       Improvements      ments         Costs
                                        -------    --------     ------------     --------      --------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurants:
      Cincinnati, Ohio                       -    $   256,901    $   669,537    $       -      $     -
      Dayton, Ohio                           -        211,835        771,616            -            -
      Lafayette, Indiana                     -        247,183        723,304            -            -
      Pineville, Louisiana                   -        174,843        618,815            -            -

    Checkers Drive-In Restaurants:
      Houston, Texas                         -        445,389             -             -            -
      Port Richey, Florida                   -        380,055             -             -            -
      Pensacola, Florida                     -        280,409             -             -            -
      Orlando, Florida                       -        424,323             -             -            -
      Boca Raton, Florida                    -        501,416             -             -            -
      Venice, Florida                        -        374,675             -             -            -
      Woodstock, Georgia                     -        386,638             -             -            -
      Lakeland, Florida                      -        326,175             -             -            -

    Denny's Restaurants:
      Orlando, Florida                       -        432,587             -             -            -
      Peoria, Arizona                        -        460,107             -             -            -
      Mesa, Arizona                          -        530,494             -        540,983           -

    Golden Corral Family
      Steakhouse Restaurants:
        Dallas, Texas                        -        611,589      1,071,838            -            -
        San Antonio, Texas                   -        625,527        964,122            -            -
        Panama City, Florida                 -        617,016             -      1,103,437           -

    Hardee's Restaurants:
      Ashland, Alabama                       -        197,336        417,418            -            -
      Bloomingdale, Tennessee                -        160,149        424,977            -            -
      Blytheville, Arkansas                  -        164,004             -             -            -
      Chapin, South Carolina                 -        218,639        460,364            -            -
      Kingsport, Tennessee                   -        204,516             -             -            -
      Opelika, Alabama                       -        240,363        412,621            -            -
      Spartanburg, South Carolina            -        226,815        431,574            -            -

    Jack in the Box Restaurants:
      Sacramento, California                 -        323,929        601,054            -            -
      Houston, Texas                         -        315,842        590,708            -            -
      Houston, Texas                         -        368,409        567,115            -            -
      Arlington, Texas                       -        404,752        592,173            -            -


                                                                                                                       Life
                                              Gross Amount at Which Carried                                           on Which
                                                 at Close of Period (c)                                             Depreciation
                                              ------------------------------                                         in Latest
                                                  Buildings                                      Date                  Income
                                                     and                        Accumulated     of Con-      Date    Statement is
                                      Land       Improvements       Total       Depreciation   struction   Acquired   Computed
                                   -----------   ------------    -----------    ------------   ---------   --------   ----------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurants:
      Cincinnati, Ohio             $   256,901    $   669,537    $   926,438    $   76,431        1988       07/93         (b)
      Dayton, Ohio                     211,835        771,616        983,451        88,084        1988       07/93         (b)
      Lafayette, Indiana               247,183        723,304        970,487        82,569        1989       07/93         (b)
      Pineville, Louisiana             174,843        618,815        793,658        70,641        1990       07/93         (b)

    Checkers Drive-In Restaurants:
      Houston, Texas                   445,389             -         445,389          (g)           -        03/94         (g)
      Port Richey, Florida             380,055             -         380,055          (g)           -        03/94         (g)
      Pensacola, Florida               280,409             -         280,409          (g)           -        03/94         (g)
      Orlando, Florida                 424,323             -         424,323          (g)           -        03/94         (g)
      Boca Raton, Florida              501,416             -         501,416          (g)           -        03/94         (g)
      Venice, Florida                  374,675             -         374,675          (g)           -        03/94         (g)
      Woodstock, Georgia               386,638             -         386,638          (g)           -        10/94         (g)
      Lakeland, Florida                326,175             -         326,175          (g)           -        04/95         (g)

    Denny's Restaurants:
      Orlando, Florida                 432,587           (f)         432,587           -          1993       10/93         (d)
      Peoria, Arizona                  460,107           (f)         460,107           -          1994       10/93         (d)
      Mesa, Arizona                    530,494        540,983      1,071,477        47,602        1994       12/93         (b)

    Golden Corral Family
      Steakhouse Restaurants:
        Dallas, Texas                  611,589      1,071,838      1,683,427       129,502        1991       05/93         (b)
        San Antonio, Texas             625,527        964,122      1,589,649       115,254        1993       06/93         (b)
        Panama City, Florida           617,016      1,103,437      1,720,453       102,860        1994       11/93         (b)

    Hardee's Restaurants:
      Ashland, Alabama                 197,336        417,418        614,754        47,651        1992       07/93         (b)
      Bloomingdale, Tennessee          160,149        424,977        585,126        48,513        1992       07/93         (b)
      Blytheville, Arkansas            164,004          (f)          164,004           -          1991       07/93         (d)
      Chapin, South Carolina           218,639        460,364        679,003        52,553        1993       07/93         (b)
      Kingsport, Tennessee             204,516          (f)          204,516           -          1992       07/93         (d)
      Opelika, Alabama                 240,363        412,621        652,984        47,103        1992       07/93         (b)
      Spartanburg, South Carolina      226,815        431,574        658,389        49,266        1993       07/93         (b)

    Jack in the Box Restaurants:
      Sacramento, California           323,929        601,054        924,983        70,260        1992       06/93         (b)
      Houston, Texas                   315,842        590,708        906,550        67,486        1993       07/93         (b)
      Houston, Texas                   368,409        567,115        935,524        64,895        1992       07/93         (b)
      Arlington, Texas                 404,752        592,173        996,925        67,600        1993       08/93         (b)

                           CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                               December 31, 1996

                                                                                  Costs Capitalized
                                                                                       Subsequent
                                                            Initial Cost            To Acquisition
                                                      -----------------------   ----------------------
                                                                  Buildings
                                          Encum-                     and         Improve-    Carrying
                                         brances       Land      Improvements     ments       Costs
                                         -------     --------    ------------    --------    --------
    Long John Silver's Restaurants:
      Penn Hills, Pennsylvania                -        292,370             -            -          -
      Philadelphia, Pennsylvania              -        274,580             -            -          -
      Arlington, Texas                        -        362,939             -            -          -
      Johnstown, Pennsylvania                 -        254,412             -            -          -
      Orlando, Florida                        -        299,696        139,676           -          -
      Tampa, Florida                          -        372,748             -            -          -
      Austin, Texas                           -        463,937             -            -          -
      Overland Park, Kansas                   -        452,691             -            -          -

    Wendy's Old Fashioned Hamburger
      Restaurant:
        Salisbury, Maryland                   -        290,195        641,709           -          -
                                                   -----------    -----------   ----------   -------

                                                   $13,175,484    $10,098,621   $1,644,420   $     -
                                                   ===========    ===========   ==========   =======

Property of Joint Venture in
 Which the Partnership has a
 50% Interest and has Invested
 in Under an Operating Lease:

    Hardee's Restaurant:
      Attalla, Alabama                        -    $   196,274    $   434,428   $       -    $     -
                                                   ===========    ===========   ==========   =======

Property in Which the Partnership
 has a 66.13% Interest as Tenants-
 in-Common and has Invested in
 Under an Operating Lease:

    Kenny Rogers Roasters Restaurant:
      Arvada, Colorado                        -    $   260,439    $   545,126   $       -    $     -
                                                   ===========    ===========   ==========   =======

Property of Joint Venture in
  Which the Partnership has a
  27.8% Interest and has Invested
  in Under Operating Lease:

    Denny's Restaurant:
      Salem, Ohio                             -    $   131,762    $        -    $       -    $     -
                                                   ===========    ===========   ==========   =======

Properties the Partnership
  has Invested in Under
  Direct Financing Leases:

    Denny's Restaurant:
      Orlando, Florida                        -    $        -     $        -    $  564,030   $     -
      Peoria, Arizona                         -             -              -       613,090         -

                                                  Gross Amount at Which Carried                                          Life
                                                     at Close of Period (c)                                            on Which
                                        -------------------------------------------                                  Depreciation
                                                                                                                      in Latest
                                                     Buildings                                    Date                  Income
                                                        and                      Accumulated     of Con-     Date    Statement is
                                           Land     Improvements      Total      Depreciation   struction  Acquired    Computed
                                        ----------  ------------   -----------   ------------   ---------  --------   ----------
    Long John Silver's Restaurants:
      Penn Hills, Pennsylvania            292,370           (f)      292,370           -           1993       07/93       (d)
      Philadelphia, Pennsylvania          274,580           (f)      274,580           -           1993       07/93       (d)
      Arlington, Texas                    362,939           (f)      362,939           -           1993       08/93       (d)
      Johnstown, Pennsylvania             254,412           (f)      254,412           -           1993       08/93       (d)
      Orlando, Florida                    299,696       139,676      439,372       14,631          1983       11/93       (b)
      Tampa, Florida                      372,748           (f)      372,748           -           1994       12/93       (d)
      Austin, Texas                       463,937           (f)      463,937           -           1993       12/93       (d)
      Overland Park, Kansas               452,691           (f)      452,691           -           1993       12/93       (d)

    Wendy's Old Fashioned Hamburger
      Restaurant:
        Salisbury, Maryland               290,195      641,709       931,904       62,985          1993       01/94       (b)
                                       ----------  -----------   -----------   ----------

                                      $13,175,484  $11,743,041   $24,918,525   $1,305,886
                                       ==========  ===========   ===========   ==========

Property of Joint Venture in
 Which the Partnership has a
 50% Interest and has Invested
 in Under an Operating Lease:

    Hardee's Restaurant:
      Attalla, Alabama                $   196,274  $   434,428   $   630,702   $   44,156          1993       11/93       (b)
                                       ==========  ===========   ===========   ==========

Property in Which the Partnership
 has a 66.13% Interest as Tenants-
 in-Common and has Invested in
 Under an Operating Lease:

    Kenny Rogers Roasters Restaurant:
      Arvada, Colorado                $   260,439  $   545,126   $   805,565   $   41,370          1994       09/94       (b)
                                       ==========  ===========   ===========   ==========

Property of Joint Venture in
  Which the Partnership has a
  27.8% Interest and has Invested
  in Under Operating Lease:

    Denny's Restaurant:
      Salem, Ohio                     $   131,762      (f)       $   131,762           -           1991       03/95       (d)
                                       ==========                ===========

Properties the Partnership
  has Invested in Under
  Direct Financing Leases:

    Denny's Restaurant:
      Orlando, Florida                $     -          (f)               (f)          (d)          1993       10/93       (d)
      Peoria, Arizona                       -          (f)               (f)          (d)          1994       10/93       (d)

                           CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                               December 31, 1996


                                                                                                 Costs Capitalized
                                                                                                   Subsequent
                                                                 Initial Cost                     To Acquisition
                                                           --------------------------        ----------------------
                                                                          Buildings
                                         Encum-                              and             Improve-      Carrying
                                        brances             Land         Improvements         ments         Costs
                                        -------            -------       ------------        --------      --------
    Hardee's Restaurants:
      Blytheville, Arkansas                  -                  -             450,014               -            -
      Huntingdon, Tennessee                  -             100,836            427,932               -            -
      Kingsport, Tennessee                   -                  -             484,785               -            -
      Parsons, Tennessee                     -             101,332            409,671               -            -
      Trenton, Tennessee                     -             147,232            442,640               -            -

    Jack in the Box Restaurant:
      Cleburne, Texas                        -             145,890            496,797               -            -

    Long John Silver's Restaurants:
      Penn Hills, Pennsylvania               -                  -                  -           387,086           -
      Philadelphia, Pennsylvania             -                  -                  -           533,155           -
      Arlington, Texas                       -                  -             449,369               -            -
      Johnstown, Pennsylvania                -                  -                  -           427,552           -
      Austin, Texas                          -                  -             517,109               -            -
      Overland Park, Kansas                  -                  -             654,133               -            -
      Tampa, Florida                         -                  -                  -           374,344           -

    Quincy's Restaurant:
      Mount Airy, North Carolina             -             212,852            827,991               -            -
                                                       -----------        -----------       ----------     -------

                                                       $   708,142        $ 5,160,441       $2,899,257     $     -
                                                       ===========        ===========       ==========     =======

Property of Joint Venture in
  Which the Partnership has a
  27.8% Interest and has Invested
  in Under Direct Financing Lease:

    Denny's Restaurant:
      Salem, Ohio                            -         $        -         $   371,836       $       -      $     -
                                                       ===========        ===========       ==========     =======

                                                                                                                       Life
                                         Gross Amount at Which Carried                                                on Which
                                              at Close of Period (c)                                                Depreciation
                                     --------------------------------------                                          in Latest
                                                   Buildings                                    Date                  Income
                                                      and                      Accumulated     of Con-      Date    Statement is
                                        Land      Improvements     Total      Depreciation    struction   Acquired   Computed
                                     -----------  ------------  -----------   ------------    ---------   --------  ------------
    Hardee's Restaurants:
      Blytheville, Arkansas                -           (f)          (f)            (d)           1991       07/93         (d)
      Huntingdon, Tennessee               (f)          (f)          (f)            (e)           1992       07/93         (e)
      Kingsport, Tennessee                 -           (f)          (f)            (d)           1992       07/93         (d)
      Parsons, Tennessee                  (f)          (f)          (f)            (e)           1992       07/93         (e)
      Trenton, Tennessee                  (f)          (f)          (f)            (e)           1992       07/93         (e)

    Jack in the Box Restaurant:
      Cleburne, Texas                     (f)          (f)          (f)            (e)           1988       11/93         (e)

    Long John Silver's Restaurants:
      Penn Hills, Pennsylvania             -           (f)          (f)            (d)           1993       07/93         (d)
      Philadelphia, Pennsylvania           -           (f)          (f)            (d)           1993       07/93         (d)
      Arlington, Texas                     -           (f)          (f)            (d)           1993       08/93         (d)
      Johnstown, Pennsylvania              -           (f)          (f)            (d)           1993       08/93         (d)
      Austin, Texas                        -           (f)          (f)            (d)           1993       12/93         (d)
      Overland Park, Kansas                -           (f)          (f)            (d)           1993       12/93         (d)
      Tampa, Florida                       -           (f)          (f)            (d)           1994       12/93         (d)

    Quincy's Restaurant:
      Mount Airy, North Carolina          (f)          (f)          (f)            (e)           1992       07/93         (e)





Property of Joint Venture in
  Which the Partnership has a
  27.8% Interest and has Invested
  in Under Direct Financing Lease:

    Denny's Restaurant:
      Salem, Ohio                          -           (f)          (f)            (d)           1991       03/95         (d)


                           CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1996



(a) Transactions in real estate and accumulated depreciation during 1996, 1995 and 1994 are summarized as follows:

                                                                 Accumulated
                                                      Cost       Depreciation
                                                  -----------    ------------
            Properties the Partnership
              has Invested in Under
              Operating Leases:

                Balance, December 31, 1993        $20,165,446     $  146,748
                Acquisitions                        5,182,985             -
                Depreciation expense                       -         376,269
                                                  -----------     ----------

                Balance, December 31, 1994         25,348,431        523,017
                Acquisitions                          324,282             -
                Dispositions                         (309,584)            -
                Depreciation expense                       -         391,435
                                                  -----------     ----------

                Balance, December 31, 1995         25,363,129        914,452
                Disposition                          (444,604)            -
                Depreciation expense                       -         391,434
                                                  -----------     ----------

                Balance, December 31, 1996        $24,918,525     $1,305,886
                                                  ===========     ==========

            Property of Joint Venture in
              Which the Partnership has a
              50% Interest and has Invested
              in Under an Operating Lease:

                Balance, December 31, 1993        $   630,317     $      714
                Acquisitions                              385             -
                Depreciation expense                       -          14,481
                                                  -----------     ----------

                Balance, December 31, 1994            630,702         15,195
                Depreciation expense                       -          14,480
                                                  -----------     ----------

                Balance, December 31, 1995            630,702         29,675
                Depreciation expense                       -          14,481
                                                  -----------     ----------

                Balance, December 31, 1996        $   630,702     $   44,156
                                                  ===========     ==========

            Property in Which the Partnership
              has a 66.13% Interest as Tenants-
              in-Common and has Invested in
              Under an Operating Lease:

                Balance, December 31, 1993        $        -      $       -
                Acquisitions                          805,565             -
                Depreciation expense                       -           5,028
                                                  -----------     ----------

                Balance, December 31, 1994            805,565          5,028
                Depreciation expense                       -          18,171
                                                  -----------     ----------

                Balance, December 31, 1995            805,565         23,199
                Depreciation expense                       -          18,171
                                                  -----------     ----------

                Balance, December 31, 1996        $   805,565     $   41,370
                                                  ===========     ==========

                           CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                               December 31, 1996



                                                                Accumulated
                                                     Cost       Depreciation
                                                 -----------    ------------
             Property of Joint Venture in
               Which the Partnership has a
               27.8% Interest and has Invested
               in Under an Operating Lease:

                 Balance, December 31, 1994      $        -      $       -
                   Acquisition                       131,762             -
                   Depreciation expense (d)               -              -
                                                 -----------     ---------

                 Balance, December 31, 1995          131,762             -
                   Depreciation expense (d)               -              -
                                                 -----------     ---------

                 Balance, December 31, 1996      $   131,762     $       -
                                                 ===========     =========


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1996, the aggregate cost of the Properties owned by the Partnership and joint ventures (including the Property owned as tenants-in-common) for federal income tax purposes was $33,709,537 and $1,871,679, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(d) For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(e) For financial reporting purposes, the lease for the land and building has been recorded as a direct financing lease. The cost of the land and building has been included in the net investment in direct financing leases; therefore, depreciation is not applicable.

(f) For financial reporting purposes, certain components of the lease relating to land and building have been recorded as a direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

(g)        The building portion of this property is owned by the tenant;
           therefore, depreciation is not applicable.

                                    EXHIBITS

                                 EXHIBIT INDEX


Exhibit Number                                                              Page

      3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XIII, Ltd. (Included as Exhibit 3.1 to Registration Statement No. 33-53672 on Form S-11 and incorporated herein by reference.)

      4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XIII, Ltd. (Included as Exhibit 3.1 to Registration Statement No. 33-53672 on Form S-11 and incorporated herein by reference.)

      4.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund XIII, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein by reference.)

     10.1 Management Agreement between CNL Income Fund XIII, Ltd. and CNL Investment Company (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein by reference.)

     10.2 Assignment of Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as Exhibit 10.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

     10.3 Real Estate Sale and Lease Contract, dated May 18, 1993, between CNL Income Fund XIII, Ltd. and Golden Corral Corporation. (Included as Exhibit 10.12 to Registration Statement No. 33-53672 on Form S-11 and previously incorporated by reference, but no longer incorporated by reference.)

     10.4 Real Estate Sale and Lease Contract, dated June 1, 1993, between CNL Income Fund XIII, Ltd. and Golden Corral Corporation. (Included as Exhibit 10.13 to Registration Statement No. 33-53672 on Form S-11 and previously incorporated herein by reference, but no longer incorporated by reference.)

     10.5 Assignment of Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as Exhibit
                  10.5 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)