Form 10-Q
period 1997-03-31
CNL INCOME FUND XIII LTD
filed 1997-05-12
CIK 893562

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1997
                               --------------------------

                                       OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


                             Commission file number
                                    0-23968
                             ----------------------

                           CNL Income Fund XIII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                          59-3143094
-----------------------------                          -------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organiza-                          Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                             32801
----------------------------                           -------------------
(Address of principal                                      (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                                     (407) 422-1574
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

                                    CONTENTS
                                    --------





Part I                                                      Page
                                                            ----
  Item 1.  Financial Statements:

             Condensed Balance Sheets                         1

             Condensed Statements of Income                   2

             Condensed Statements of Partners' Capital        3

             Condensed Statements of Cash Flows               4

             Notes to Condensed Financial Statements         5-6

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                           7-9


Part II

  Other Information                                          10

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS



                                         March 31,              December 31,
            ASSETS                         1997                     1996
                                        -----------             ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,403,745
  and $1,305,886                        $23,514,780            $23,612,639
Net investment in direct financing
  leases                                  8,522,358              8,543,916
Investment in joint ventures              1,522,444                976,531
Cash and cash equivalents                   934,763              1,103,568
Restricted cash                                  -                 550,770
Receivables, less allowance for
  doubtful accounts of $149,457
  and $150,734                              266,525                100,955
Prepaid expenses                              9,927                  9,143
Organization costs, less accumu-
  lated amortization of $7,922
  and $7,422                                  2,078                  2,578
Accrued rental income, less allow-
  ance for doubtful accounts
  of $75,716 and $72,734                  1,139,683              1,044,970
                                        -----------            -----------

                                        $35,912,558            $35,945,070
                                        ===========            ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                        $     7,127            $     6,340
Accrued and escrowed real estate
  taxes payable                              14,092                 14,092
Distributions payable                       850,002                850,002
Due to related parties                       11,586                  2,594
Rents paid in advance                        86,759                 54,105
                                        -----------            -----------
    Total liabilities                       969,566                927,133

Commitment (Note 3)

Partners' capital                        34,942,992             35,017,937
                                        -----------            -----------

                                        $35,912,558            $35,945,070
                                        ===========            ===========


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                        Quarter Ended
                                                          March 31,
                                                1997                   1996
                                             ----------             ----------

Revenues:
  Rental income from operating leases        $  612,615             $  581,016
  Earned income from direct financing
    leases                                      239,145                220,361
  Contingent rental income                       47,767                 43,534
  Interest and other income                      13,916                 13,226
                                             ----------             ----------
                                                913,443                858,137
                                             ----------             ----------

Expenses:
  General operating and administrative           42,227                 40,421
  Professional services                           7,139                  5,817
  Management fees to related parties              8,635                  8,539
  State and other taxes                          13,040                 11,708
  Depreciation and amortization                  98,359                 98,359
                                             ----------             ----------
                                                169,400                164,844
                                             ----------             ----------

Income Before Equity in Earnings of
  Joint Ventures                                744,043                693,293

Equity in Earnings of Joint Ventures             31,014                 26,387
                                             ----------             ----------

Net Income                                   $  775,057             $  719,680
                                             ==========             ==========

Allocation of Net Income:
  General partners                           $    7,751             $    7,197
  Limited partners                              767,306                712,483
                                             ----------             ----------

                                             $  775,057             $  719,680
                                             ==========             ==========

Net Income Per Limited Partner Unit          $     0.19             $     0.18
                                             ==========             ==========

Weighted Average Number of Limited
  Partner Units Outstanding                   4,000,000              4,000,000
                                             ==========             ==========


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                     Quarter Ended              Year Ended
                                       March 31,               December 31,
                                         1997                      1996
                                     -------------             ------------

General partners:
  Beginning balance                   $   106,517             $    75,027
  Net income                                7,751                  31,490
                                      -----------             -----------
                                          114,268                 106,517
                                      -----------             -----------
Limited partners:
  Beginning balance                    34,911,420              35,111,103
  Net income                              767,306               3,200,325
  Distributions ($0.21 and $0.85
    per limited partner unit,
    respectively)                        (850,002)             (3,400,008)
                                      -----------             -----------
                                       34,828,724              34,911,420
                                      -----------             -----------

Total partners' capital               $34,942,992             $35,017,937
                                      ===========             ===========


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                      Quarter Ended
                                                        March 31,
                                              1997                    1996
                                          -----------              -------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                          $   864,598              $   838,816
                                          -----------              -----------

    Cash Flows from Investing
      Activities:
        Investment in joint ventures         (550,000)                      -
        Decrease in restricted cash           550,000                       -
        Loan to tenant                       (183,401)                      -
                                          -----------              ----------
            Net cash used in
              investing activities           (183,401)                      -
                                          -----------              ----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                           (850,002)                (850,002)
                                          -----------               ----------
            Net cash used in
              financing activities           (850,002)                (850,002)
                                          -----------               ----------

Net Decrease in Cash and Cash
  Equivalents                                (168,805)                 (11,186)

Cash and Cash Equivalents at Beginning
  of Quarter                                1,103,568                1,135,995
                                          -----------              -----------

Cash and Cash Equivalents at End of
  Quarter                                 $   934,763              $ 1,124,809
                                          ===========              ===========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and unpaid
      at end of quarter                   $   850,002              $   850,002
                                          ===========              ===========


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1997 and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XIII, Ltd. (the "Partnership") for the year ended December 31, 1996.

2.       Investment in Joint Ventures:

         In January 1997, the Partnership acquired an approximate 63 percent interest in a Burger King property in Akron, Ohio, as tenants-in-common with an affiliate of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate, and amounts relating to its investment are included in investment in joint ventures.

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                                  March  31,       December 31,
                                                    1997              1996
                                                 -----------       ------------
                  Land and buildings on
                    operating leases, less
                    accumulated depreciation     $2,343,904        $1,482,503
                  Net investment in direct
                    financing leases                366,909           367,661
                  Cash                               16,958            21,173
                  Receivables                         7,474             6,412
                  Prepaid expenses                      198               255
                  Accrued rental income              65,108            51,745
                  Liabilities                        32,215            28,121
                  Partners' capital               2,768,336         1,901,628
                  Revenues                           82,314           216,960
                  Net income                         60,966           145,851

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1997 and 1996


2.       Investment in Joint Ventures - Continued:

         The Partnership recognized income totalling $31,014 and $26,387 for the quarters ended March 31, 1997 and 1996, respectively, from these joint ventures.

3.       Commitment:

         In February 1997, the Partnership entered into a sales contract with an unrelated third party to sell the Denny's property in Orlando, Florida. The sale of the property had not closed as of March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1997, the Partnership owned 48 Properties, including two Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $864,598 and $838,816 for the quarters ended March 31, 1997 and 1996, respectively. The increase in cash from operations for the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital.

         In January 1997, the Partnership reinvested the net sales proceeds it received from the sale, in November 1996, of the Property in Richmond, Virginia, in a Burger King Property located in Akron, Ohio, with an affiliate of the general partners as tenants-in-common. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of March 31, 1997, the Partnership owned an approximate 63 percent interest in this Property.

         Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At March 31, 1997, the Partnership had $934,763 invested in such short-term investments, as compared to $1,103,568 at December 31, 1996. The funds remaining at March 31, 1997, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, increased to $969,566 at March 31, 1997, from $927,133 at December 31, 1996, primarily as a result of an increase in rents paid in advance during the quarter ended March 31, 1997. Liabilities at March 31, 1997, to the extent they exceed cash and cash equivalents at March 31, 1997, will be paid from future cash from operations.

         In February 1997, the Partnership entered into a sales contract with an unrelated third party to sell the Denny's Property in Orlando, Florida. The sale of the Property had not closed as of April 30, 1997. The Partnership intends to reinvest the net sales proceeds in a replacement Property.

         Based primarily on current and future anticipated cash from operations, the Partnership declared distributions to the limited partners of $850,002 for each of the quarters ended March 31, 1997 and 1996. This represents distributions of $0.21 per unit for each of the quarters ended March 31, 1997 and 1996. No distributions were made to the general partners for the quarters ended March 31, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the quarters ended March 31, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contribution. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the quarter ended March 31, 1996, the Partnership owned and leased 44 wholly owned Properties (including one Property in Richmond, Virginia, which was sold in November 1996) and during the quarter ended March 31, 1997, the Partnership owned and leased 43 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1997 and 1996, the Partnership earned $851,760 and $801,377, respectively, in rental income from operating leases and earned income from direct financing leases for these Properties. The increase in rental and earned income during the quarter ended March 31, 1997, is primarily attributable to the fact that, during

1996, the Partnership established an allowance for doubtful accounts of approximately $28,500 for past due rental amounts relating to the Denny's Property in Orlando, Florida in accordance with its collection policy. In addition, the Partnership established an allowance for doubtful accounts of approximately $56,000 during the quarter ended March 31, 1996, for accrued rental income amounts previously recorded (due to the fact that future scheduled rent increases are recognized on a straight-line basis over the term of the lease in accordance with generally accepted accounting principles). No such allowances were established during the quarter ended March 31, 1997. The tenant of this Property is continuing to operate the restaurant on this Property. The Partnership intends to continue pursuing collection of past due amounts relating to this Property and will recognize any such amounts as income if collected. In February 1997, the Partnership entered into a sales contract to sell the Denny's Property in Orlando, Florida, as discussed above in "Liquidity and Capital Resources."

         During the quarters ended March 31, 1997 and 1996, the Partnership also earned $47,767 and $43,534, respectively, in contingent rental income.

         For the quarters ended March 31, 1997 and 1996, the Partnership owned and leased two Properties indirectly through joint venture arrangements and one Property with an affiliate as tenants-in-common. In addition, in January 1997, the Partnership entered into an agreement with an affiliate of the general partners to hold a Property located in Akron, Ohio, as a tenants-in-common, as discussed above in "Liquidity and Capital Resources." In connection therewith, during the quarters ended March 31, 1997 and 1996, the Partnership earned $31,014 and $26,387, respectively, attributable to net income earned by these joint ventures.

         Operating expenses, including depreciation and amortization expense, were $169,400 and $164,844 for the quarters ended March 31, 1997 and 1996, respectively. The increase in operating expenses during the quarter ended March 31, 1997, is primarily the result of the Partnership incurring certain expenses in connection with the purchase and sale agreement relating to the Denny's Property in Orlando, Florida, as discussed above in "Liquidity and Capital Resources." The increase in operating expenses during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is partially offset by a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties.

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings.  Inapplicable.

Item 2.           Changes in Securities.  Inapplicable.

Item 3.           Defaults upon Senior Securities.  Inapplicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of May, 1997.

                           CNL INCOME FUND XIII, LTD.

                           By: CNL REALTY CORPORATION
                               General Partner


                               By:  /s/ James M. Seneff, Jr.
                                    ------------------------
                                    JAMES M. SENEFF, JR.
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                               By:  /s/ Robert A. Bourne
                                    --------------------
                                    ROBERT A. BOURNE
                                    President and Treasurer
                                    (Principal Financial and
                                    Accounting Officer)