Form 10-Q
period 1997-06-30
CNL INCOME FUND XIII LTD
filed 1997-08-12
CIK 893562

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended       June 30, 1997
                                               -----------------------
                                       OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to _________________


                             Commission file number
                                    0-23968
                             ----------------------

                           CNL Income Fund XIII, Ltd.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                               59-3143094
  ---------------------------                -------------------
    (State or other juris-                    (I.R.S. Employer
   diction of incorporation                  Identification No.)
      or organization)


400 E. South Street, #500
Orlando, Florida                                32801
-------------------------                    -----------
  (Address of principal                       (Zip Code)
    executive offices)


Registrant's telephone number
   (including area code)                      (407) 422-1574
                                             ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes     X           No
                             -------           ----------

                                    CONTENTS

Part I                                                             Page

  Item 1.  Financial Statements:

             Condensed Balance Sheets                                1

             Condensed Statements of Income                          2

             Condensed Statements of Partners' Capital               3

             Condensed Statements of Cash Flows                      4

             Notes to Condensed Financial Statements                 5-6

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                   7-10


Part II

  Other Information                                                  11

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                  June 30,         December 31,
            ASSETS                                  1997               1996
                                                 -----------       -----------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,501,604
  and $1,305,886 and allowance for
  loss on land of $18,203 in 1997                $23,398,718       $23,612,639
Net investment in direct financing
  leases, less allowance on impairment
  of $22,999 in 1997                               8,477,163         8,543,916
Investment in joint ventures                       1,524,822           976,531
Cash and cash equivalents                            871,975         1,103,568
Restricted cash                                            -           550,770
Receivables, less allowance for
  doubtful accounts of $149,457
  and $150,734                                       274,777           100,955
Prepaid expenses                                      14,336             9,143
Organization costs, less accumu-
  lated amortization of $8,422
  and $7,422                                           1,578             2,578
Accrued rental income, less allow-
  ance for doubtful accounts
  of $75,716 and $72,734                           1,234,395         1,044,970
                                                 -----------       -----------

                                                 $35,797,764       $35,945,070
                                                 ===========       ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                 $     6,686       $     6,340
Accrued and escrowed real estate
  taxes payable                                       14,092            14,092
Distributions payable                                850,002           850,002
Due to related parties                                 3,152             2,594
Rents paid in advance                                 87,759            54,105
                                                 -----------       -----------
    Total liabilities                                961,691           927,133

Commitment (Note 5)

Partners' capital                                 34,836,073        35,017,937
                                                 -----------       -----------

                                                 $35,797,764       $35,945,070
                                                 ===========       ===========


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                            Quarter Ended                   Six Months Ended
                                                              June 30,                          June 30,
                                                     1997             1996               1997              1996
                                                  ----------       ----------         ----------        ----------
Revenues:
  Rental income from
    operating leases                              $  597,361       $  632,153         $1,209,976        $1,213,169
  Earned income from direct
    financing leases                                 238,505          221,745            477,650           442,106
  Contingent rental income                            58,019           71,044            105,786           114,578
  Interest and other income                            7,369            9,142             21,285            22,368
                                                  ----------       ----------         ----------        ----------
                                                     901,254          934,084          1,814,697         1,792,221
                                                  ----------       ----------         ----------        ----------

Expenses:
  General operating and
    administrative                                    38,796           43,843             81,023            84,264
  Professional services                                4,874            4,939             12,013            10,756
  Bad debt expense                                      -              35,445               -               35,445
  Management fees to
    related parties                                    8,621            8,841             17,256            17,380
  Real estate taxes                                     -               8,556               -                8,556
  State and other taxes                                5,261            5,085             18,301            16,793
  Depreciation and
    amortization                                      98,906           98,358            197,265           196,717
                                                  ----------       ----------         ----------        ----------
                                                     156,458          205,067            325,858           369,911
                                                  ----------       ----------         ----------        ----------

Income Before Equity in
  Earnings of Joint
  Ventures and Provision
  for Loss on Land and
  Net Investment in Direct Financing Lease           744,796          729,017          1,488,839         1,422,310

Equity in Earnings of
  Joint Ventures                                      39,489           26,138             70,503            52,525

Provision for Loss on
  Land and Net Investment in Direct
  Financing Lease                                    (41,202)            -               (41,202)             -
                                                  ----------        ---------         ----------         ---------

Net Income                                        $  743,083       $  755,155         $1,518,140        $1,474,835
                                                  ==========       ==========         ==========        ==========

Allocation of Net Income:
  General partners                                $    7,715       $    7,552         $   15,466        $   14,748
  Limited partners                                   735,368          747,603          1,502,674         1,460,087
                                                  ----------       ----------         ----------        ----------

                                                  $  743,083       $  755,155         $1,518,140        $1,474,835
                                                  ==========       ==========         ==========        ==========

Net Income Per Limited
  Partner Unit                                    $     0.18       $     0.19         $     0.38        $     0.37
                                                  ==========       ==========         ==========        ==========

Weighted Average Number
  of Limited Partner Units
  Outstanding                                      4,000,000        4,000,000          4,000,000         4,000,000
                                                  ==========       ==========         ==========        ==========


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                            Six Months Ended         Year Ended
                                                June 30,            December 31,
                                                  1997                  1996
                                            ----------------        ------------

General partners:
  Beginning balance                          $   106,517           $    75,027
  Net income                                      15,466                31,490
                                             -----------           -----------
                                                 121,983               106,517
                                             -----------           -----------
Limited partners:
  Beginning balance                           34,911,420            35,111,103
  Net income                                   1,502,674             3,200,325
  Distributions ($0.43 and $0.85
    per limited partner unit,
    respectively)                             (1,700,004)           (3,400,008)
                                             -----------           -----------
                                              34,714,090            34,911,420
                                             -----------           -----------

Total partners' capital                      $34,836,073           $35,017,937
                                             ===========           ===========


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                   Six Months Ended
                                                       June 30,
                                                  1997             1996
                                              -----------       ----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                              $ 1,659,408       $ 1,647,653
                                              -----------       -----------

    Cash Flows from Investing
      Activities:
        Investment in joint ventures             (550,000)               -
        Decrease in restricted cash               550,000                -
        Loan to tenant                           (190,997)               -
                                              -----------       ----------
            Net cash used in
              investing activities               (190,997)               -
                                              -----------       ----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                             (1,700,004)       (1,700,004)
                                              -----------       -----------
            Net cash used in
              financing activities             (1,700,004)       (1,700,004)
                                              -----------       -----------

Net Decrease in Cash and Cash
  Equivalents                                    (231,593)          (52,351)

Cash and Cash Equivalents at Beginning
  of Period                                     1,103,568         1,135,995
                                              -----------       -----------

Cash and Cash Equivalents at End of
  Period                                      $   871,975       $ 1,083,644
                                              ===========       ===========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and unpaid
      at end of period                        $   850,002       $   850,002
                                              ===========       ===========

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1997 and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XIII, Ltd. (the "Partnership") for the year ended December 31, 1996.

2.       Land and Buildings on Operating Leases:

         During the six months ended June 30, 1997, the Partnership established an allowance for loss on land in the amount of $18,203 for its property in Orlando, Florida. The allowance represents the difference between the (i) property's carrying value for the land at June 30, 1997, and
         (ii) the general partners' estimate of the net realizable value of the land based on the anticipated sales price agreed upon by the general partners relating to this property.

3.       Net Investment in Direct Financing Leases:

         During the six months ended June 30, 1997, the Partnership established an allowance on impairment in the amount of $22,999 for its property in Orlando, Florida. The allowance represents the difference between the
         (i) carrying value of the net investment in the direct financing lease at June 30, 1997, and (ii) the general partners' estimate of the net realizable value of the net investment in the direct financing lease based on the anticipated sales price agreed upon by the general partners relating to this amount.

4.       Investment in Joint Ventures:

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

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1997 and 1996


4.       Investment in Joint Ventures - Continued:

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                              June 30,             December 31,
                                                1997                   1996
         Land and buildings on                --------             ------------
           operating leases, less
           accumulated depreciation          $2,331,432            $1,482,503
         Net investment in direct
           financing leases                     366,129               367,661
         Cash                                    24,673                21,173
         Receivables                                771                 6,412
         Prepaid expenses                           270                   255
         Accrued rental income                   78,811                51,745
         Liabilities                             26,334                28,121
         Partners' capital                    2,775,752             1,901,628
         Revenues                               171,755               216,960
         Net income                             135,995               145,851

         The Partnership recognized income totalling $70,503 and $52,525 for the six months ended June 30, 1997 and 1996, respectively, from these joint ventures, $39,489 and $26,138 of which was earned during the quarters ended June 30, 1997 and 1996, respectively.

5.       Commitment:

         In February 1997, the Partnership entered into a sales contract with an unrelated third party to sell the Denny's property in Orlando, Florida. The sale of the property had not occurred as of June 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1997, the Partnership owned 47 Properties, including two Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,659,408 and $1,647,653 for the six months ended June 30, 1997 and 1996, respectively. The increase in cash from operations for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital.

         In January 1997, the Partnership reinvested the net sales proceeds it received from the sale, in November 1996, of the Property in Richmond, Virginia, in a Burger King Property located in Akron, Ohio, with an affiliate of the general partners as tenants-in-common. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of June 30, 1997, the Partnership owned an approximate 63 percent interest in this Property.

         In February 1997, the Partnership entered into a sales contract with a third party to sell the Denny's Property in Orlando, Florida. In connection therewith, the Partnership had agreed to advancement amounts which will be reimbursed upon the sale of the Property. The sale of the Property had not occurred as of July 31, 1997. The Partnership intends to reinvest the net sales proceeds in a replacement Property or use the funds for other Partnership purposes.

         Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At June 30, 1997, the Partnership had $871,975 invested in such short-term investments, as compared to $1,103,568 at December 31, 1996. The decrease in cash and cash equivalents during the six months ended June 30, 1997, is primarily the result of the Partnership advancing approximately $191,000 for the anticipated sale of the Denny's Property in Orlando, Florida, as discussed above. The funds remaining at June 30, 1997, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, increased to $961,691 at June 30, 1997, from $927,133 at December 31, 1996, primarily as a result of an increase in rents paid in advance during the six months ended June 30, 1997. Liabilities at June 30, 1997, to the extent they exceed cash and cash equivalents at June 30, 1997, will be paid from future cash from operations.

         Based on current and future anticipated cash from operations, the Partnership declared distributions to the limited partners of $1,700,004 for each of the six months ended June 30, 1997 and 1996 ($850,002 for each of the quarters ended June 30, 1997 and 1996). This represents distributions of $0.43 per unit for each applicable six months ($0.21 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the six months ended June 30, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contribution. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the six months ended June 30, 1996, the Partnership owned and leased 44 wholly owned Properties (including one Property in Richmond, Virginia, which was sold in November 1996) and during the six months ended June 30, 1997, the Partnership owned and leased 43 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1997 and 1996, the Partnership earned $1,687,626 and $1,655,275, respectively, in rental income from operating leases and earned income from direct financing leases for these Properties, $835,866 and $853,898 of which was earned during the quarters ended June 30, 1997 and 1996, respectively. The decrease in rental and earned income during the quarter ended June 30, 1997, was partially offset by, and the increase in rental and earned income during the six months ended June 30, 1997, is primarily attributable to the fact that the Partnership did not establish an allowance for doubtful accounts for past due rental amounts relating to the Property in Orlando, Florida, during the quarter and six months ended June 30, 1997. The Partnership established an allowance for doubtful accounts of approximately $25,900 and $54,300 during the quarter and six months ended June 30, 1996, respectively for past due rental amounts relating to the Denny's Property in Orlando, Florida in accordance with its collection policy. The Partnership also established an allowance for doubtful accounts of approximately $5,600 and $61,600 during the quarter and six months ended June 30, 1996, respectively, for accrued rental income amounts previously recorded (due to the fact that future scheduled rent increases are recognized on a straight-line basis over the term of the lease in accordance with generally accepted accounting principles). In addition, the decrease during the quarter ended June 30, 1997, as compared to the quarter ended June 30, 1996, was partially attributable to and the increase during the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, is partially offset by a decrease of approximately $34,000 and $50,000, during the quarter and six months ended June 30, 1997, respectively, as a result of the fact that in February 1997, the Partnership discontinued billing the former tenant of the Property in Orlando, Florida, in connection with the sales contract entered into by the Partnership and an unrelated third party, in February 1997, as discussed above in "Liquidity and Capital Resources." The Partnership intends to continue pursuing collection of past due amounts relating to this Property and will recognize any such amounts as income if collected.

         The decrease in rental and earned income for the quarter ended June 30, 1997, as compared to the quarter ended June 30, 1996, is primarily attributable to and the increase in rental and earned income during the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, is partially offset by a decrease of approximately $12,900 and $25,900, respectively, due to the fact that the Partnership sold its Property in Richmond, Virginia, in November 1996. The Partnership reinvested the net sales proceeds as discussed above in "Liquidity and Capital Resources".

         During the six months ended June 30, 1997 and 1996, the Partnership also earned $105,786 and $114,578, respectively, in contingent rental income, $58,019 and $71,044 of which was earned during the quarters ended June 30, 1997 and 1996, respectively. The decrease in contingent rental income during the quarter and six months ended June 30, 1997, is primarily attributable to decreases in gross sales relating to certain restaurant Properties required to pay contingent rent.

         For the six months ended June 30, 1997 and 1996, the Partnership owned and leased two Properties indirectly through joint venture arrangements and one Property with an affiliate as tenants-in-common. In addition, in January 1997, the Partnership entered into an agreement with an affiliate of the general partners to hold a Property located in Akron, Ohio, as a tenants-in-common, as discussed above in "Liquidity and Capital Resources." In connection therewith, during the six months ended June 30, 1997 and 1996, the Partnership earned $70,503 and 52,525, respectively, attributable to net income earned by these joint ventures, $39,489 and 26,138 of which was earned during the quarters ended June 30, 1997 and 1996, respectively. The increase in net income earned by joint ventures during the quarter and six months ended June 30, 1997, is primarily due to the fact that in January 1997, the Partnership reinvested the net sales proceeds it received from the sale, in November 1996, of the Property in Richmond, Virginia, in a Burger King Property located in Akron, Ohio, with an affiliate of the general partners as tenants-in-common.

         Operating expenses, including depreciation and amortization expense, were $325,858 and $369,911 for the six months ended June 30, 1997 and 1996, respectively, of which $156,458 and $205,067 were incurred for the quarters ended June 30, 1997 and 1996, respectively. The decrease in operating expenses during the quarter and six months ended June 30, 1997, is primarily attributable to the fact that during the quarter and six months ended June 30, 1996, the Partnership recorded bad debt expense for rental and other amounts recorded as income in prior years, relating to the Denny's Property in Orlando, Florida. Operating expenses also decreased during the quarter and six months ended June 30, 1997, due to the Partnership recording real estate tax expense relating to this Property during the Quarter and six months ended June 30, 1996. No such bad debt expense or real estate tax expense were recorded by the Partnership during the quarter and six months ended June 30, 1997, due to the fact that the Partnership anticipates the collection of such amounts upon finalization of the sales contract discussed above in "Liquidity and Capital Resources".

         In addition, during the quarter and six months ended June 30, 1997, the Partnership recorded an allowance for loss on land and net investment in the direct financing lease of $41,202, for financial reporting purposes, relating to the Denny's Property in Orlando, Florida. The loss represents the difference between the Property's land carrying value and the carrying value of the net investment in the direct financing lease, as compared to and the estimated net realizable value, based on the anticipated sales price of this Property from an unrelated third party.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this         day of August, 1997.

                                  CNL INCOME FUND XIII, LTD.

                                  By:      CNL REALTY CORPORATION
                                           General Partner


                                           By:      /s/ James M. Seneff, Jr.
                                               --------------------------------
                                                JAMES M. SENEFF, JR.
                                                Chief Executive Officer
                                                (Principal Executive Officer)


                                           By:      /s/ Robert A. Bourne
                                               --------------------------------
                                                ROBERT A. BOURNE
                                                President and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)