Form 10-Q
period 1997-09-30
CNL INCOME FUND XIII LTD
filed 1997-11-12
CIK 893562

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to


                             Commission file number
                                     0-23968


                           CNL Income Fund XIII, Ltd.
             (Exact name of registrant as specified in its charter)


           Florida                           59-3143094
    (State or other juris-                (I.R.S. Employer
   diction of incorporation              Identification No.)
      or organization)


400 E. South Street, #500
Orlando, Florida                                32801
   (Address of principal                     (Zip Code)
     executive offices)


Registrant's telephone number
   (including area code)                   (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes     X      No

                                    CONTENTS






Part I                                                           Page

  Item 1.  Financial Statements:

             Condensed Balance Sheets                            1

             Condensed Statements of Income                      2

             Condensed Statements of Partners' Capital           3

             Condensed Statements of Cash Flows                  4

             Notes to Condensed Financial Statements             5-7

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                               8-12


Part II

  Other Information                                              13

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS



                                          September 30,          December 31,
            ASSETS                            1997                   1996
                                          -------------          ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,599,462
  and $1,305,886 and allowance for
  loss on land of $21,431 in 1997          $23,297,632          $23,612,639
Net investment in direct financing
  leases, less allowance on
  impairment of $27,107 in 1997              8,454,038            8,543,916
Investment in joint ventures                 1,524,238              976,531
Cash and cash equivalents                      868,280            1,103,568
Restricted cash                                     -               550,770
Receivables, less allowance for
  doubtful accounts of $230,787
  and $150,734                                 153,978              100,955
Prepaid expenses                                13,445                9,143
Organization costs, less accumu-
  lated amortization of $8,922
  and $7,422                                     1,078                2,578
Accrued rental income, less allow-
  ance for doubtful accounts
  of $75,716 and $72,734                     1,329,108            1,044,970
                                           -----------          -----------

                                           $35,641,797          $35,945,070
                                           ===========          ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $     5,148          $     6,340
Accrued and escrowed real estate
  taxes payable                                     -                14,092
Distributions payable                          850,002              850,002
Due to related parties                           8,791                2,594
Rents paid in advance                           98,213               54,105
                                           -----------          -----------
    Total liabilities                          962,154              927,133

Commitment (Note 5)

Partners' capital                           34,679,643           35,017,937
                                           -----------          -----------

                                           $35,641,797          $35,945,070
                                           ===========          ===========






            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                            Quarter Ended                       Nine Months Ended
                                                            September 30,                       September 30,
                                                     1997             1996               1997              1996
                                                  ----------       ----------         ----------        ----------
Revenues:
  Rental income from
    operating leases                              $  645,571       $  641,863         $1,855,547        $1,855,032
  Earned income from direct
    financing leases                                 179,015          242,868            656,665           684,974
  Contingent rental income                            89,378           68,321            195,164           182,899
  Interest and other income                           17,913           21,263             39,198            43,631
                                                  ----------       ----------         ----------        ----------
                                                     931,877          974,315          2,746,574         2,766,536
                                                  ----------       ----------         ----------        ----------

Expenses:
  General operating and
    administrative                                    35,046           40,487            116,069           124,751
  Professional services                                4,520           10,123             16,533            20,879
  Bad debt expense                                   123,862               -             123,862            35,445
  Management fees to
    related parties                                    8,340            8,628             25,596            26,008
  Real estate taxes                                       -             2,124                 -             10,680
  State and other taxes                                   -                -              18,301            16,793
  Depreciation and
    amortization                                      98,418           98,358            295,683           295,075
                                                  ----------       ----------         ----------        ----------
                                                     270,186          159,720            596,044           529,631
                                                  ----------       ----------         ----------        ----------

Income Before Equity in
  Earnings of Joint
  Ventures and Provision
  for Loss on Land and
  Net Investment in Direct
  Financing Lease                                    661,691          814,595          2,150,530         2,236,905

Equity in Earnings of
  Joint Ventures                                      39,217           24,706            109,720            77,231

Provision for Loss on
  Land and Net Investment
  in Direct Financing Lease                           (7,336)              -             (48,538)               -
                                                  ----------       ----------         ----------        ---------

Net Income                                        $  693,572       $  839,301         $2,211,712        $2,314,136
                                                  ==========       ==========         ==========        ==========

Allocation of Net Income:
  General partners                                $    6,977       $    8,393         $   22,443        $   23,141
  Limited partners                                   686,595          830,908          2,189,269         2,290,995
                                                  ----------       ----------         ----------        ----------

                                                  $  693,572       $  839,301         $2,211,712        $2,314,136
                                                  ==========       ==========         ==========        ==========

Net Income Per Limited
  Partner Unit                                    $     0.17       $     0.21         $     0.55        $     0.57
                                                  ==========       ==========         ==========        ==========

Weighted Average Number
  of Limited Partner Units
  Outstanding                                      4,000,000        4,000,000          4,000,000         4,000,000
                                                  ==========       ==========         ==========        ==========






            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                       Nine Months Ended         Year Ended
                                          September 30,         December 31,
                                              1997                  1996
                                       -----------------        -----------

General partners:
  Beginning balance                      $   106,517           $    75,027
  Net income                                  22,443                31,490
                                         -----------           -----------
                                             128,960               106,517
                                         -----------           -----------
Limited partners:
  Beginning balance                       34,911,420            35,111,103
  Net income                               2,189,269             3,200,325
  Distributions ($0.64 and $0.85
    per limited partner unit,
    respectively)                         (2,550,006)           (3,400,008)
                                         -----------           -----------
                                          34,550,683            34,911,420
                                         -----------           -----------

Total partners' capital                  $34,679,643           $35,017,937
                                         ===========           ===========






            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                     Nine Months Ended
                                                       September 30,
                                              1997                   1996
                                          -----------             -----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                          $ 2,511,698             $ 2,540,115
                                          -----------             -----------

    Cash Flows from Investing
      Activities:
        Investment in joint ventures         (550,000)                     -
        Decrease in restricted cash           550,000                      -
        Loan to tenant                       (196,980)                     -
                                          -----------             ----------
            Net cash used in
              investing activities           (196,980)                     -
                                          -----------             ----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                         (2,550,006)             (2,550,006)
                                          -----------             -----------
            Net cash used in
              financing activities         (2,550,006)             (2,550,006)
                                          -----------             -----------

Net Decrease in Cash and Cash
  Equivalents                                (235,288)                 (9,891)

Cash and Cash Equivalents at Beginning
  of Period                                 1,103,568               1,135,995
                                          -----------             -----------

Cash and Cash Equivalents at End of
  Period                                  $   868,280             $ 1,126,104
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

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1997 and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XIII, Ltd. (the "Partnership") for the year ended December 31, 1996.

2.       Land and Buildings on Operating Leases:

         As of September 30, 1997, the Partnership had established an allowance for loss on land in the amount of $21,431 for its property in Orlando, Florida. The allowance represents the difference between the (i) property's carrying value for the land at September 30, 1997, and (ii) the net realizable value of the land based on the net sales proceeds received in October 1997 from the sale of the property (see Note 6).

3.       Net Investment in Direct Financing Leases:

         As of September 30, 1997, the Partnership had established an allowance for loss in the amount of $27,107 for its property in Orlando, Florida. The allowance represents the difference between the (i) carrying value of the net investment in the direct financing lease at September 30, 1997, and (ii) the net realizable value of the net investment in the direct financing lease based on the net sales proceeds received in October 1997 from the sale of the property (see Note 6).

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                                NOTES  TO  CONDENSED   FINANCIAL   STATEMENTS  -
                            CONTINUED Quarters and Nine Months Ended September 30, 1997 and 1996


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

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                                September 30,       December 31,
                                                    1997                1996
                  Land and buildings on
                    operating leases,
                    less accumulated
                    depreciation                 $2,318,961          $1,482,503
                  Net investment in direct
                    financing leases                365,319             367,661
                  Cash                               24,390              21,173
                  Receivables                         1,542               6,412
                  Prepaid expenses                      278                 255
                  Accrued rental income              92,732              51,745
                  Liabilities                        26,380              28,121
                  Partners' capital               2,776,842           1,901,628
                  Revenues                          260,664             216,960
                  Net income                        210,555             145,851

         The Partnership recognized income totalling $109,720 and $77,231 for the nine months ended September 30, 1997 and 1996, respectively, from these joint ventures, $39,217 and $24,706 of which was earned during the quarters ended September 30, 1997 and 1996, respectively.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


5.       Commitment:

         In February 1997, the Partnership entered into a purchase and sale agreement with a third party to sell the Denny's property in Orlando, Florida. The sale of the property occurred in October 1997 (see Note
         6).

6.       Subsequent Event:

         In October 1997, the Partnership sold its property in Orlando, Florida, to a third party for $953,371 and received net sales proceeds of $932,849, resulting in a loss of $48,538 for financial reporting purposes. The Partnership intends to reinvest the net sales proceeds in a replacement property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1997, the Partnership owned 47 Properties, including two Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,511,698 and $2,540,115 for the nine months ended September 30, 1997 and 1996, respectively. The decrease in cash from operations for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital.

         In January 1997, the Partnership reinvested the net sales proceeds it received from the sale, in November 1996, of the Property in Richmond, Virginia, in a Burger King Property located in Akron, Ohio, with an affiliate of the general partners as tenants-in-common. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of September 30, 1997, the Partnership owned an approximate 63 percent interest in this Property.

         In February 1997, the Partnership entered into a purchase and sale agreement with a third party to sell the Denny's Property in Orlando, Florida. In connection therewith, the Partnership advanced $196,980 which were to be reimbursed upon the sale of the Property. In October 1997, the Partnership sold this Property for $953,371 and received net sales proceeds of $932,849, resulting in a loss of $48,538 for financial reporting purposes. In connection with the sale, the Partnership recovered $127,843 of the amounts advanced. At September 30, 1997, the Partnership wrote-off the unrecoverable balance of $69,137 relating to these advances. The Partnership intends to reinvest the net sales proceeds in a replacement Property or use the funds for other Partnership purposes.

         Currently, cash reserves and rental income from the Part- nership's Properties are invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At September 30, 1997, the Partnership had $868,280 invested in such short-term investments, as compared to $1,103,568 at December 31, 1996. The decrease in cash and cash equivalents during the nine months ended September 30, 1997, is primarily the result of the Partnership advancing $196,980 in connection with the sale agreement for the Denny's Property in Orlando, Florida, as described above. The funds remaining at September 30, 1997, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, increased to $962,164 at September 30, 1997, from $927,133 at December 31, 1996, primarily as a result of an increase in rents paid in advance during the nine months ended September 30, 1997. Liabilities at September 30, 1997, to the extent they exceed cash and cash equivalents at September 30, 1997, will be paid from future cash from operations.

         Based on current and future anticipated cash from operations, the Partnership declared distributions to the limited partners of $2,550,006 for each of the nine months ended September 30, 1997 and 1996 ($850,002 for each of the quarters ended September 30, 1997 and 1996). This represents distributions of $0.64 per unit for each applicable nine months ($0.21 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the nine months ended September 30, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contribution. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the nine months ended September 30, 1996, the Partnership owned and leased 44 wholly owned Properties (including one Property in Richmond, Virginia, which was sold in November 1996) and during the nine months ended September 30, 1997, the Partnership owned and leased 43 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1997 and 1996, the Partnership earned $2,512,212 and $2,540,006, respectively, in rental income from operating leases and earned income from direct financing leases for these Properties, $824,586 and $884,731 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. The decrease during the quarter and nine months ended September 30, 1997, as compared to the quarter and nine months ended September 30, 1996, was partially attributable to a decrease of approximately $30,400 and $80,700, during the quarter and nine months ended September 30, 1997, respectively, as a result of the fact that in February 1997, the Partnership discontinued charging rent to the former tenant of the Denny's Property in Orlando, Florida, as a result of the former tenant vacating the Property. The decrease in rental and earned income during the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, was partially offset by the fact that the Partnership established an allowance for doubtful accounts of approximately $14,500 during the nine months ended September 30, 1997, as compared to approximately $54,300 during the nine months ended September 30, 1996, for past due rental amounts relating to the Denny's Property in Orlando, Florida, due to financial difficulties the tenant was experiencing. The decrease was also offset by the fact that the Partnership established an allowance for doubtful accounts of approximately $3,000 during the nine months ended September 30, 1997, as compared to approximately $61,600 during the nine months ended September 30, 1996, for accrued rental income amounts previously recorded (due to the fact that future scheduled rent increases are recognized on a straight-line basis over the term of the lease in accordance with generally accepted accounting principles). The Partnership sold this Property in October 1997, as described above in "Liquidity and Capital Resources".

         In addition, the decrease in rental and earned income for the quarter and nine months ended September 30, 1997, as compared to the quarter and nine months ended September 30, 1996, is partially attributable to a decrease of approximately $13,000 and $39,000, respectively, due to the fact that the Partnership sold its Property in Richmond, Virginia, in November 1996. The Partnership reinvested the net sales proceeds in a Property located in Akron, Ohio, as tenants-in-common, with an affiliate of the general partners, as described above in "Liquidity and Capital Resources".

         During the nine months ended September 30, 1997 and 1996, the Partnership also earned $195,164 and $182,899, respectively, in contingent rental income, $89,378 and $68,321 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. The increase in contingent rental income during the quarter and nine months ended September 30, 1997, is primarily attributable to an increase in gross sales relating to certain restaurant Properties required to pay contingent rent.

         For the nine months ended September 30, 1997 and 1996, the Partnership owned and leased two Properties indirectly through joint venture arrangements and one Property with an affiliate as tenants-in-common. In addition, in January 1997, the Partnership entered into an agreement with an affiliate of the general partners to hold a Property located in Akron, Ohio, as tenants-in-common, as described above in "Liquidity and Capital Resources." In connection therewith, during the nine months ended September 30, 1997 and 1996, the Partnership earned $109,720 and $77,231, respectively, attributable to net income earned by these joint ventures, $39,217 and $24,706 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. The increase in net income earned by joint ventures during the quarter and nine months ended September 30, 1997, is primarily due to the fact that in January 1997, the Partnership reinvested the net sales proceeds it received from the sale, in November 1996, of the Property in Richmond, Virginia, in a Burger King Property located in Akron, Ohio, with an affiliate of the general partners as tenants-in-common.

         Operating expenses, including depreciation and amortization expense, were $596,044 and $529,631 for the nine months ended September 30, 1997 and 1996, respectively, of which $270,186 and $159,720 were incurred for the quarters ended September 30, 1997 and 1996, respectively. The increase in operating expenses during the quarter and nine months ended September 30, 1997, is partially attributable to the fact that during the quarter and nine months ended September 30, 1997, the Partnership recorded bad debt expense of approximately $54,800, as compared to approximately $35,500 during the nine months ended September 30, 1996, for rental and other amounts, relating to the Denny's Property in Orlando, Florida, due to financial difficulties the tenant was experiencing. This Property was sold in October 1997, and in anticipation of the October sale, the Partnership wrote-off as bad debt expense, approximately $69,100 of the advances it made during the nine months ended September 30, 1997, as described above in "Liquidity and Capital Resources". The increase in operating expenses during the quarter and nine months ended September 30, 1997, is partially offset by the fact that the Partnership recorded real estate tax expense relating to this Property of $2,124 and $10,680, during the quarter and nine months ended September 30, 1996, respectively. No such real estate tax expense was recorded by the Partnership during the quarter and nine months ended September 30, 1997, due to the fact that these amounts were paid by the purchaser of the Property when the Property was sold in October 1997.

         The increase in operating expenses during the quarter and nine months ended September 30, 1997, was partially offset by a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties.

         In addition, in June 1997, the Partnership established an allowance for loss on land and net investment in the direct financing lease in the amount of $41,202, for financial reporting purposes for the Property in Orlando, Florida. During the quarter ended September 30, 1997, the Partnership established an additional allowance for loss on land and net investment in the direct financing lease in the amount of $7,336, for financial reporting purposes for this Property. The total allowance for the Property represents the difference between
(i) the sum of the Property's land carrying value and the carrying value of the net investment in the direct financing lease at September 30, 1997 and (ii) the net realizable value of $932,849 received as net sales proceeds in conjunction with the sale of the Property in October 1997. The Partnership sold this Property in October 1997, as described above in "Liquidity and Capital Resources" resulting in a total loss of $48,538 for financial reporting purposes.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12th day of November, 1997.

                           CNL INCOME FUND XIII, LTD.

                           By:      CNL REALTY CORPORATION
                                    General Partner


                                    By:      /s/ James M. Seneff, Jr.
                                             -----------------------------
                                             JAMES M. SENEFF, JR.
                                             Chief Executive Officer
                                             (Principal Executive Officer)


                                    By:      /s/ Robert A. Bourne
                                             -----------------------------
                                             ROBERT A. BOURNE
                                             President and Treasurer
                                             (Principal Financial and
                                             Accounting Officer)