Form 10-K405
period 1997-12-31
CNL INCOME FUND XIII LTD
filed 1998-03-23
CIK 893562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

                              400 East South Street
                             Orlando, Florida 32801
          (Address of principal executive offices, including zip code)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $10 per Unit.

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $35,324,831, and were used to acquire 47 Properties, including nine Properties consisting of only land, two Properties owned by joint ventures in which the Partnership is a co-venturer, and one Property acquired as tenants-in-common with affiliates of the General Partners, to pay acquisition fees to an affiliate of the General Partners totalling $2,200,000, to pay miscellaneous acquisition expenses and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1995, the tenant of the Property in Houston, Texas, exercised its option in accordance with the lease agreement to substitute another Property for the Houston, Texas Property. In connection therewith, the Partnership sold the Houston, Texas Property to the tenant and used the net sales proceeds, along with approximately $39,800 of cash reserves, to acquire a Checkers Property in Lakeland, Florida, from the tenant. During the year ended December 31, 1996, the Partnership sold its Property in Richmond, Virginia, consisting of land only. During the year ended December 31, 1997, the Partnership reinvested the net sales proceeds from the sale of the Property in Richmond, Virginia, in a Burger King Property located in Akron, Ohio, with an affiliate of the General Partners as tenants-in-common. In addition, during the year ended December 31, 1997, the Partnership sold its Property in Orlando, Florida, to a third party and reinvested the net sales proceeds in a Chevy's Fresh Mex Property located in Miami, Florida, with an affiliate of the General Partners as tenants-in-common. As a result of the above transactions, as of December 31, 1997, the Partnership owned 47 Properties, including eight Properties consisting of land only, interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates as tenants-in-common. The lessee of the eight Properties consisting of land only, owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. The Partnership leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer provide for initial terms ranging from 6 to 20 years (the average being 19 years), and expire between 2000 and 2016. All leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $27,400 to $191,900. A majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years, the annual base rent required under the terms of the lease will increase.

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

         During 1997, the Partnership reinvested the net sales proceeds from the sales of the Properties in Richmond, Virginia and Orlando, Florida, in a Property located in Akron, Ohio and a Property in Miami, Florida, respectively, with affiliates of the General Partners, as tenants-in-common, as described below in "Joint Venture Arrangements." The lease terms for these Properties are substantially the same as the Partnership's other leases, as described above in the first three paragraphs of this section.

Major Tenants

         During 1997, four lessees (or group of affiliated lessees) of the Partnership, (i) Flagstar Enterprises, Inc. and Quincy's Restaurants, Inc. (which are affiliated entities under common control of Flagstar Corporation) (hereinafter referred to as Flagstar Corporation), (ii) Long John Silver's, Inc., (iii) Golden Corral Corporation and (iv) Foodmaker, Inc., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from two Properties owned by joint ventures and three Properties owned with an affiliate as tenants-in-common). As of December 31, 1997, Flagstar Corporation was the lessee under leases relating to 12 restaurants, Long John Silver's, Inc. was the lessee under leases relating to eight restaurants, Golden Corral Corporation was the lessee under leases relating to three restaurants and Foodmaker, Inc. was the lessee under leases relating to five restaurants. It is anticipated that based on the minimum rental payments required by the leases, these four lessees or groups of affiliated lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 1998 and subsequent years. In addition, five Restaurant Chains, Long John Silver's, Hardee's, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Jack in the Box and Burger King, each accounted for more than ten percent of the Partnership's total rental income during 1997 (including the Partnership's share of rental income from two Properties owned by joint ventures and three Properties owned with affiliates as tenants-in-common). In subsequent years, it is anticipated that these five Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements

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

         In addition to the above joint venture agreements, the Partnership entered into an agreement to hold a Property as tenants-in-common with an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns a 66.13% interest in this Property.

         In addition, in January and December 1997, the Partnership entered into agreements to hold a Burger King Property and a Chevy's Fresh Mex Property, respectively, as tenants-in-common with affiliates of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Properties in proportion to each co-venturer's percentage interest. The Partnership owns a 63.03% and 47.83% interest in the Burger King Property and the Chevy's Fresh Mex Property, respectively.

Certain Management Services

         CNL Income Fund Advisors, Inc., an affiliate of the General Partners, provided certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership through September 30, 1995. Under this agreement, CNL Income Fund Advisors, Inc. was responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Income Fund Advisors, Inc. also assisted the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay CNL Income Fund Advisors, Inc. an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer and the Property held as tenants-in-common with an affiliate, but not in excess of competitive fees for comparable services.

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


Item 2.  Properties

         As of December 31, 1997, the Partnership owned, either directly or through joint venture arrangements, 47 Properties, located in 17 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 19,900 to 145,400 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the eight Checkers Properties are owned by the tenant while the land parcels are owned by the Partnership. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the building owned by the Partnership range from approximately 1,900 to 11,500 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

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

         Leases with Major Tenants. The terms of the leases with the Partnership's major tenants as of December 31, 1997 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

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



                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of February 28, 1998, there were 3,051 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. Since inception, the price paid for any Unit transferred pursuant to the Plan has been $9.50 per Unit. The price to be paid for any Unit transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1997 and 1996 other than pursuant to the Plan, net of commissions (which ranged from zero to 11.44%).


                                                     1997 (1)                          1996 (1)
                                        ---------------------------------       ---------------------
                                            High       Low      Average        High       Low      Average
         First Quarter                     $ 9.50    $ 8.00      $ 9.11       $10.00    $ 7.66       $9.17
         Second Quarter                      8.41      7.30        7.97          (2)       (2)         (2)
         Third Quarter                       9.50      8.05        8.50        10.00      8.79        9.36
         Fourth Quarter                      9.50      8.80        9.01         9.50      7.16        8.47

(1)      A total of 23,177 and 14,969 Units were transferred other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  1997  and  1996,
         respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 1997 and 1996, the Partnership declared cash distributions of $3,400,008, to the Limited Partners. Distributions of $850,002 were declared at the close of each of the Partnership's calendar quarters during 1997 and 1996 to the Limited Partners. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis. No amounts distributed to partners for the years ended December 31, 1997 and 1996 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.


Item 6.  Selected Financial Data

                                           1997            1996            1995            1994           1993
                                     -------------------------------------------------------------------------
Year Ended December 31:
    Revenues (1)                         $  3,832,470  $  3,795,754   $  3,956,874  $  3,679,212   $ 1,149,437
    Net income (2)                          3,035,627     3,231,815      3,319,174     3,117,632       941,877
    Cash distributions declared             3,400,008     3,400,008      3,375,011     3,025,009     1,128,364
    Net income per Unit (2)(3)                   0.75          0.80           0.82          0.77          0.32
    Cash distributions declared
       per Unit (3)                              0.85          0.85           0.84          0.76          0.38

At December 31:
    Total assets                          $35,523,590   $35,945,070    $36,054,757   $36,145,882   $37,288,736
    Partners' capital                      34,653,556    35,017,937     35,186,130    35,241,967    35,152,675

(1)      Revenues include equity in earnings of joint ventures.

(2) Net income for the year ended December 31, 1997, includes a loss on sale of land and direct financing lease of $48,538. Net income for the year ended December 31, 1996, includes a gain on sale of land of $82,855 and net income for the year ended December 31, 1995, includes a loss on sale of land of $29,560.

(3) Based on the weighted average number of Limited Partner Units outstanding during each of the years ended December 31, 1997, 1996, 1995 and 1994, and during the period April 15, 1993 through December 31, 1993.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1997, the Partnership owned 47 Properties, either directly or through joint venture arrangements.

Liquidity and Capital Resources

         The Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,204,420, $3,367,581 and $3,379,378 for the years ended December 31, 1997,
1996 and 1995, respectively. The decrease in cash from operations during 1997 and 1996, each as compared to the previous year, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital during each of the respective years.

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

         In November 1996, the Partnership sold its Property in Richmond, Virginia, to the tenant and received sales proceeds of $550,000, resulting in a gain of $82,855 for financial reporting purposes. This Property was originally acquired by the Partnership in March 1994, and had a cost of approximately $415,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $134,600 in excess of its original purchase price. As of December 31, 1996, the sales proceeds of $550,000, plus accrued interest of $770, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional Property. In January 1997, the Partnership reinvested the net sales proceeds in a Property located in Akron, Ohio, with an affiliate of the General Partners as tenants-in-common. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 1997, the Partnership owned a 63.03% interest in this Property. The sale of the Property in Richmond, Virginia, and the reinvestment of the net sales proceeds in a Property in Akron, Ohio, were structured to qualify as a like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code. As a result, no gain was recognized for federal income tax purposes. Therefore, the Partnership was not required to distribute any of the net sales proceeds from the sale of this Property to Limited Partners for the purpose of paying federal and state income taxes.

         In October 1997, the Partnership sold its Property in Orlando, Florida, to a third party, for $953,371 and received net sales proceeds of $932,849, resulting in a loss of $48,538 for financial reporting purposes. In December 1997, the Partnership reinvested the net sales proceeds in a Property located in Miami, Florida, with affiliates of the General Partners as tenants-in-common. In connection therewith, the Partnership and its affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 1997, the Partnership owned a 47.83% interest in this Property.

         During the year ended December 31, 1997, the Partnership loaned $196,980 to the former tenant of the Denny's Property in Orlando, Florida. The Partnership collected $127,843 of the amounts advanced and wrote off the balance of $69,137.

         Other sources and uses of capital included the following during the years ended December 31, 1997, 1996 and 1995.

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

         Currently, cash reserves and rental income from the Partnership Properties are invested in money market accounts or other short-term highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 1997, the Partnership had $907,980 invested in such short-term investments as compared to $1,103,568 at December 31, 1996. The decrease in cash and cash equivalents during the year ended December 31, 1997, is partially the result of the Partnership advancing and not recovering $69,137 from the former tenant of the Denny's Property in Orlando, Florida, as described above. In addition, the decrease was also partially attributable to a decrease in rents paid in advance at December 31, 1997. The funds remaining at December 31, 1997, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         During 1997, 1996 and 1995, affiliates of the General Partners incurred on behalf of the Partnership $87,870, $97,819 and $94,875, respectively, for certain operating expenses. As of December 31, 1997 and 1996, the Partnership owed $6,791 and $2,594, respectively, to related parties for such amounts, accounting and administrative services and management fees. As of February 28, 1998, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, decreased to $863,243 at December 31, 1997, from $924,539 at December 31, 1996, partially as the result of a decrease in rents paid in advance and a decrease in accrued and escrowed real estate taxes payable at December 31, 1997. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based primarily on current and future anticipated cash from operations, the Partnership declared distributions to the Limited Partners of $3,400,008 for each of the years ended December 31, 1997 and 1996 and $3,375,011 for the year ended December 31, 1995. This represents distributions of $0.85 per Unit for each of the years ended December 31, 1997 and 1996 and $0.84 per Unit for the year ended December 31, 1995. No amounts distributed or to be distributed to the Limited Partners for the years ended December 31, 1997, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

Results of Operations

         During 1995, the Partnership owned and leased 45 wholly owned Properties (including one Property in Houston, Texas, which was sold in April
1995), during 1996, the Partnership owned and leased 44 wholly owned Properties (including one Property in Richmond, Virginia, which was sold in November 1996) and during 1997, the Partnership owned and leased 43 wholly owned Properties (including one Property in Orlando, Florida, which was sold in October 1997). During 1997, 1996 and 1995, the Partnership was a co-venturer in two separate joint ventures that each owned and leased one Property. In addition, during 1995 and 1996, the Partnership owned and leased one Property, and during 1997, owned and leased three Properties, with affiliates of the General Partners as tenants-in-common. As of December 31, 1997, the Partnership owned, either directly, as tenants-in-common with affiliates or through joint venture arrangements, 47 Properties which are subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $27,400 to $191,900. A majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years, the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 1997, 1996 and 1995, the Partnership earned $3,347,609, $3,376,286 and $3,509,773, respectively, in rental income from operating leases and earned income from direct financing leases from Properties wholly owned by the Partnership. The decrease in rental and earned income during 1997, as compared to 1996, was partially attributable to a decrease of approximately $116,200 as a result of the fact that in February 1997, the Partnership discontinued charging rent to the former tenant of the Denny's Property in Orlando, Florida, as a result of the former tenant vacating the Property. The decrease in rental and earned income during 1997, as compared to 1996, was partially offset by, and the decrease during 1996, as compared to 1995, was partially attributable to the fact that the Partnership established an allowance for doubtful accounts of approximately $15,300, $85,400 and $38,000 during 1997, 1996 and 1995, respectively, for past due rental amounts relating to the Denny's Property in Orlando, Florida, due to financial difficulties the tenant was experiencing. The decrease during 1997, as compared to 1996, was also offset by, and the decrease during 1996, as compared to 1995, was also attributable to the fact that during 1996, the Partnership established an allowance for doubtful accounts of approximately $72,700 for accrued rental income amounts previously recorded (due to the fact that future scheduled rent increases are recognized on a straight-line basis over the term of the lease in accordance with generally accepted accounting principles). The Partnership sold this Property in October 1997, and reinvested the net sales proceeds in a Property in Miami, Florida, as tenants-in-common, with affiliates of the General Partners, as described above in "Liquidity and Capital Resources."

         In addition, the decrease in rental and earned income for the years ended 1997 and 1996, each as compared to the previous year, is partially attributable to a decrease of approximately $46,200 and $5,600, respectively, due to the fact that the Partnership sold its Property in Richmond, Virginia, in November 1996. The Partnership reinvested the net sales proceeds in a Property located in Akron, Ohio, as tenants-in-common, with an affiliate of the General Partners, as described above in "Liquidity and Capital Resources."

         For the years ended December 31, 1997, 1996 and 1995, the Partnership also earned $287,751, $299,495 and $293,749, respectively, in contingent rental income. The decrease in contingent rental income during 1997, as compared to 1996, is primarily the result of the Partnership adjusting estimated contingent rental amounts accrued at December 31, 1996, to actual amounts during the year ended December 31, 1997. The increase in contingent rental income during 1996 as compared to 1995, is primarily the result of increases in gross sales relating to certain restaurant Properties during 1996.

         In addition, for the years ended December 31, 1997, 1996 and 1995, the Partnership earned $150,417, $60,654 and $98,520, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures during 1997, as compared to 1996 is primarily attributable to the fact that in January 1997, the Partnership reinvested the net sales proceeds from the sale of the Property in Richmond, Virginia, in a Property in Akron, Ohio, with an affiliate of the General Partners, as tenants-in-common as described above in "Liquidity and Capital Resources." The increase was also attributable to the fact that in December 1997, the Partnership reinvested the net sales proceeds from the sale of the Property in Orlando, Florida, in a Property in Miami, Florida, with affiliates of the General Partners, as tenants-in-common as described above in "Liquidity and Capital Resources." The decrease in net income earned by joint ventures during 1996, as compared to 1995, is primarily a result of the former tenant defaulting under the terms of the lease agreement of the Kenny Rogers' Roasters Property owned with an affiliate as tenants-in-common during 1996. The Partnership entered into a new lease for this Property with a new tenant to operate the Property as an Arby's restaurant. Rent commenced in December 1996, upon completion of the renovations.

         During at least one of the years ended December 31, 1997, 1996 and 1995, five of the Partnership's lessees (or group of affiliated lessees), Flagstar Corporation, Long John Silver's, Inc., Golden Corral Corporation, Foodmaker, Inc. and Checkers Drive-In Restaurants, Inc. each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from two Properties owned by joint ventures and three Properties owned with affiliates as tenants-in-common). As of December 31, 1997, Flagstar Corporation was the lessee under leases relating to 12 restaurants, Long John Silver's, Inc. was the lessee under leases relating to eight restaurants, Golden Corral Corporation was the lessee under leases relating to three restaurants, Foodmaker, Inc. was the lessee under leases relating to five restaurants and Checkers was the lessee under leases relating to eight restaurants. It is anticipated that based on the minimum rental payments required by the leases, Flagstar Corporation, Long John Silver's, Inc., Golden Corral Corporation and Foodmaker, Inc. each will continue to contribute more than ten percent of the Partnership's total rental income during 1998 and subsequent years. In addition, during at least one of the years ended December 31, 1997, 1996 and 1995, five Restaurant Chains, Long John Silver's, Hardee's, Golden Corral, Jack in the Box and Burger King, each accounted for more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from two Properties owned by joint ventures and three Properties owned with affiliates as tenants-in-common). In subsequent years, it is anticipated that these five Restaurant Chains, each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

         Operating expenses, including depreciation and amortization expense, were $748,305, $646,794 and $608,140 for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in operating expenses during 1997, as compared to 1996, is primarily the result of the fact that the Partnership recorded bad debt expense of approximately $54,000 for rental amounts due from the former tenant of the Denny's Property in Orlando, Florida, as a result of the Partnership ceasing collection efforts on rental amounts not collected from the tenant as of the time of the sale of the Property in October, 1997, as described above in "Liquidity and Capital Resources." Operating expenses also increased as a result of the fact that the Partnership recorded bad debt expense of approximately $69,100 relating to the advances made to the former tenant of the Denny's Property in Orlando, Florida, that were not recovered from the former tenant, as described above in "Liquidity and Capital Resources." The increase in operating expenses during 1997 is partially offset by, and the increase during 1996 is partially attributable to, the fact that during 1996, the Partnership recorded real estate tax expense relating to this Property of approximately $10,700. No such real estate tax expense was recorded by the Partnership during 1995 or 1997, due to the fact that real estate taxes amounts were paid by the tenant and the purchaser of the Property, respectively, for each of these years.

         The increase in operating expenses during 1996, as compared to 1995, is also partially the result of an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and an increase in insurance expense as a result of the General Partners' obtaining contingent liability and property coverage for the Partnership beginning in May 1995.

         As a result of the sale of the Property in Orlando, Florida, as described above in "Liquidity and Capital Resources," the Partnership recognized a loss for financial reporting purposes of $48,538 for the year ended December 31, 1997. In addition, as a result of the sale of the Property in Richmond,
Virginia, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain of $82,855 for financial reporting purposes for the year ended December 31, 1996. In addition, as a result of the sale of the Property in Houston, Texas, as described above in "Liquidity and Capital Resources," the Partnership recognized a loss for financial reporting purposes of $29,560 for the year ended December 31, 1995. The loss was primarily due to acquisition fees and miscellaneous acquisition expenses the Partnership had allocated to this Property and due to accrued rental income relating to future scheduled rent increases that the Partnership had recorded and reversed at the time of sale.

         The General Partners of the Partnership are in the process of assessing and addressing the impact of the year 2000 on their company package software. The hardware and built-in software are believed to be year 2000 compliant. Accordingly, the General Partners do not expect this matter to materially impact how the Partnership conducts business nor its current or future results of operations or financial position.

         The Partnership's leases as of December 31, 1997, are triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in based rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.


Item 8.   Financial Statements and Supplementary Data

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS








                                                          Page

Report of Independent Accountants                          13

Financial Statements:

  Balance Sheets                                           14

  Statements of Income                                     15

  Statements of Partners' Capital                          16

  Statements of Cash Flows                                 17

  Notes to Financial Statements                            19

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund XIII, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



/s/ Coopers & Lybrand, L.L.P.
----------------------------------


Orlando, Florida
January 21, 1998

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                          December 31,
           ASSETS                                    1997             1996
           ------                                 -----------      -------

Land and buildings on operating
  leases, less accumulated
  depreciation                                    $22,788,618      $23,612,639
Net investment in direct
  financing leases                                  7,910,470        8,543,916
Investment in joint ventures                        2,457,810          976,531
Cash and cash equivalents                             907,980        1,103,568
Restricted cash                                            -           550,770
Receivables, less allowance for
  doubtful accounts of $150,734
  in 1996                                              23,946          100,955
Prepaid expenses                                       10,368            9,143
Organization costs, less
  accumulated amortization of
  $9,422 and $7,422                                       578            2,578
Accrued rental income, less allowance
  for doubtful accounts of $72,734
  in 1996                                           1,423,820        1,044,970
                                                  -----------      -----------

                                                  $35,523,590      $35,945,070
                                                  ===========      ===========

  LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                  $     7,671      $     6,340
Accrued and escrowed real estate
  taxes payable                                            -            14,092
Distributions payable                                 850,002          850,002
Due to related parties                                  6,791            2,594
Rents paid in advance                                   5,570           54,105
                                                  -----------      -----------
    Total liabilities                                 870,034          927,133

Partners' capital                                  34,653,556       35,017,937
                                                  -----------      -----------

                                                  $35,523,590      $35,945,070
                                                  ===========      ===========


                 See accompanying notes to financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                              Year Ended December 31,
                                                                1997                 1996                 1995
                                                             ----------           ----------           -------
Revenues:
  Rental income from
    operating leases                                         $2,371,062           $2,477,156           $2,566,579
  Earned income from direct
    financing leases                                            976,547              899,130              943,194
  Contingent rental income                                      287,751              299,495              293,749
  Interest and other income                                      46,693               59,319               54,832
                                                             ----------           ----------           ----------
                                                              3,682,053            3,735,100            3,858,354
                                                             ----------           ----------           ----------

Expenses:
  General operating and
    administrative                                              152,918              156,466              130,501
  Bad debt expense                                              123,071                   -                    -
  Professional services                                          25,595               33,746               27,703
  Management fees to related
    parties                                                      34,321               35,675               36,031
  Real estate taxes                                                  -                10,680                   -
  State and other taxes                                          18,301               16,793               20,470
  Depreciation and amortization                                 394,099              393,434              393,435
                                                             ----------           ----------           ----------
                                                                748,305              646,794              608,140
                                                             ----------           ----------           ----------

Income Before Equity in
  Earnings of Joint Ventures,
  Gain (Loss) on Sale of Land                                 2,933,748            3,088,306            3,250,214

Equity in Earnings of Joint
  Ventures                                                      150,417               60,654               98,520

Gain (Loss) on Sale of Land
  and Building                                                  (48,538)              82,855              (29,560)
                                                             ----------           ----------           ----------

Net Income                                                   $3,035,627           $3,231,815           $3,319,174
                                                             ==========           ==========           ==========

Allocation of Net Income:
  General partners                                           $   30,690           $   31,490           $   33,432
  Limited partners                                            3,004,937            3,200,325            3,285,742
                                                             ----------           ----------           ----------

                                                             $3,035,627           $3,231,815           $3,319,174
                                                             ==========           ==========           ==========

Net Income Per Limited
  Partner Unit                                               $     0.75           $     0.80           $     0.82
                                                             ==========           ==========           ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                                                 4,000,000            4,000,000            4,000,000
                                                             ==========           ==========           ==========



                 See accompanying notes to financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 1997, 1996 and 1995



                                        General Partners                        Limited Partners
                                                 Accumu-                                   Accumu-
                                     Contri-     lated        Contri-       Distri-        lated       Syndication
                                     butions    Earnings      butions       butions       Earnings        Costs         Total
                                     -------    --------    -----------  ------------   -----------    -----------   ----------
Balance, December 31, 1994            $1,000    $ 40,595    $40,000,000  $ (4,153,373)  $ 4,018,914    $(4,665,169)  $35,241,967

  Distribution to limited
    partners ($0.84 per limited
    partner unit)                         -           -              -     (3,375,011)           -              -     (3,375,011)
  Net income                              -       33,432             -             -      3,285,742             -      3,319,174
                                      ------    --------    -----------  ------------   -----------    -----------   -----------

Balance, December 31, 1995             1,000      74,027     40,000,000    (7,528,384)    7,304,656     (4,665,169)   35,186,130

  Distribution to limited
    partners ($0.85 per limited
    partner unit)                         -           -              -     (3,400,008)           -              -     (3,400,008)
  Net income                              -       31,490             -             -      3,200,325             -      3,231,815
                                      ------    --------    -----------  ------------   -----------    -----------   -----------

Balance, December 31, 1996             1,000     105,517     40,000,000   (10,928,392)   10,504,981     (4,665,169)   35,017,937

  Distribution to limited
    partners ($0.85 per limited
    partner unit)                         -           -              -     (3,400,008)           -              -     (3,400,008)
  Net income                              -       30,690             -             -      3,004,937             -      3,035,627
                                      ------    --------    -----------  ------------   -----------    -----------   -----------

Balance, December 31, 1997            $1,000    $136,207    $40,000,000  $(14,328,400)  $13,509,918    $(4,665,169)  $34,653,556
                                      ======    ========    ===========  ============   ===========    ===========   ===========


                 See accompanying notes to financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                Year Ended December 31,
                                                                   1997                1996               1995
                                                               -----------         -----------        --------
Increase (Decrease) in Cash
  and Cash Equivalents:

    Cash Flows From Operating
      Activities:
        Cash received from tenants                             $ 3,329,633         $ 3,476,985        $ 3,453,186
        Distributions from
          joint ventures                                           151,322              93,700             88,793
        Cash paid for expenses                                    (236,793)           (251,454)          (214,011)
        Interest received                                           29,395              48,350             51,410
                                                               -----------         -----------        -----------
            Net cash provided by
              operating activities                               3,273,557           3,367,581          3,379,378
                                                               -----------         -----------        -----------

    Cash Flows From Investing
      Activities:
        Additions to land and
          buildings on operating
          leases                                                        -                   -            (336,116)
        Proceeds from sale of land
          and building                                             932,849             550,000            286,411
        Advances to tenant                                        (196,980)                 -                  -
        Repayment of advances                                      127,843                  -                  -
        Investment in joint ventures                            (1,482,849)                 -            (140,052)
        Decrease (increase) in
          restricted cash                                          550,000            (550,000)                -
        Other                                                           -                   -                 954
                                                               -----------         -----------        -----------
            Net cash used in
              investing activities                                 (69,137)                 -            (188,803)
                                                               -----------         -----------        -----------

    Cash Flows From Financing
      Activities:
        Reimbursement of acqui-
          sition costs paid by
          related parties on
          behalf of the
          Partnership                                                   -                   -              (3,074)
        Distributions to
          limited partners                                      (3,400,008)         (3,400,008)        (3,350,014)
                                                               -----------         -----------        -----------
            Net cash used in
              financing activities                              (3,400,008)         (3,400,008)        (3,353,088)
                                                               -----------         -----------        -----------

Net Decrease in Cash and Cash
  Equivalents                                                     (195,588)            (32,427)          (162,513)

Cash and Cash Equivalents at
  Beginning of Year                                              1,103,568           1,135,995          1,298,508
                                                               -----------         -----------        -----------

Cash and Cash Equivalents at
  End of Year                                                  $   907,980         $ 1,103,568        $ 1,135,995
                                                               ===========         ===========        ===========




                 See accompanying notes to financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                              Year Ended December 31,
                                                                   1997                1996               1995
                                                               -----------         -----------        --------
Reconciliation of Net Income
  to Net Cash Provided by
  Operating Activities:

    Net income                                                 $ 3,035,627         $ 3,231,815        $ 3,319,174
                                                               -----------         -----------        -----------
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
        Depreciation                                               391,434             391,434            391,435
        Amortization                                                 2,665               2,000              2,000
        Equity in earnings of
          joint ventures, net
          of distributions                                             905              33,046             (9,727)
        Loss (gain) on sale of
          land and building                                         48,538             (82,855)            29,560
        Decrease (increase) in
          receivables                                               77,779             (28,034)            (3,833)
        Decrease in net investment
          in direct financing
          leases                                                    84,646              80,214             71,410
        Increase in prepaid
          expenses                                                  (1,225)             (5,005)            (4,138)
        Increase in accrued
          rental income                                           (378,850)           (313,540)          (371,167)
        Increase (decrease) in
          accounts payable and
          accrued expenses                                         (12,761)             12,137                922
        Increase (decrease) in
          due to related parties                                     4,197              (4,773)             6,213
        Increase (decrease) in
          rents paid in advance                                    (48,535)             51,142            (52,471)
                                                              ------------         -----------        -----------
            Total adjustments                                      168,793             135,766             60,204
                                                              ------------         -----------        -----------

Net Cash Provided by Operating
  Activities                                                  $  3,204,420         $ 3,367,581        $ 3,379,378
                                                              ============         ===========        ===========

Supplemental Schedule of
  Non-Cash Financing Activities:

    Distributions declared and
      unpaid at December 31                                    $   850,002         $   850,002        $   850,002
                                                               ===========         ===========        ===========




                 See accompanying notes to financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1997, 1996 and 1995


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

                  Years Ended December 31, 1997, 1996 and 1995


1.       Significant Accounting Policies - Continued:

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date.

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. Although the general partners have made their best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect the general partners' estimate of net cash flows expected to be generated from its properties and the need for asset impairment write-downs. If an impairment is indicated, the assets are adjusted to their fair value.

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

         Investment in Joint Ventures - The Partnership accounts for its interest in Attalla Joint Venture and Salem Joint Venture, and a property in Arvada, Colorado, a property in Akron, Ohio, and a property in Miami, Florida, for which each property is held as tenants-in-common with affiliates, using the equity method since the Partnership shares control with affiliates which have the same general partners.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


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

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


2.       Leases:

         The Partnership leases its land or land and buildings to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the leases are classified as operating leases and some of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of the majority of these leases are operating leases. Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to five successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                               1997              1996
                                            -----------       -----------

                  Land                      $12,742,897       $13,175,484
                  Buildings                  11,743,041        11,743,041
                                            -----------       -----------
                                             24,485,938        24,918,525
                  Less accumulated
                    depreciation             (1,697,320)       (1,305,886)
                                            -----------       -----------

                                            $22,788,618       $23,612,639
                                            ===========       ===========

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995

3.       Land and Buildings on Operating Leases - Continued:

         In November 1996, the Partnership sold its property in Richmond, Virginia, to the tenant and received sales proceeds of $550,000, resulting in a gain of $82,855 for financial reporting purposes. This property was originally acquired by the Partnership in March 1994, and had a cost of approximately $415,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $134,600 in excess of its original purchase price. In January 1997, the Partnership reinvested the net sales proceeds in a property in Akron, Ohio, as tenants-in-common, with affiliates of the general partners (see Note 5).

         In October 1997, the Partnership sold its property in Orlando, Florida, to a third party for $953,371 and received net sales proceeds of $932,849, resulting in a loss of $48,538 for financial reporting purposes. In December 1997, the Partnership reinvested the net sales proceeds in a property located in Miami, Florida, as tenants-in-common, with affiliates of the general partners (see Note 5).

         Generally, the leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1997, 1996 and 1995, the Partnership recognized $378,850, $313,541 and $371,167, respectively, of such rental income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1997:

                  1998                         $ 2,136,766
                  1999                           2,274,706
                  2000                           2,265,811
                  2001                           2,277,006
                  2002                           2,307,013
                  Thereafter                    24,312,111
                                               -----------

                                               $35,573,413

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

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                  1997              1996
                                              ------------      --------

                  Minimum lease payments
                    receivable                $ 15,747,868      $ 18,116,667
                  Estimated residual
                    values                       2,582,058         2,723,067
                  Less unearned income         (10,419,456)      (12,295,818)
                                              ------------      ------------

                  Net investment in
                    direct financing
                    leases                    $  7,910,470      $  8,543,916
                                              ============      ============

         In October 1997, the Partnership sold its property in Orlando, Florida, for which the building portion had been classified as a direct financing lease. In connection therewith, the gross investment (minimum lease payment receivable and estimated residual value) and unearned income relating to this property were removed from the accounts and the loss from the sale relating to the land portion of the property and the net investment in direct financing lease was reflected in income (Note
         3).

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1997:

                  1998                     $   958,686
                  1999                         964,106
                  2000                         964,106
                  2001                         976,846
                  2002                         994,681
                  Thereafter                10,889,443
                                           -----------

                                           $15,747,868

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


5.       Investment in Joint Ventures:

         The  Partnership  has a 50 percent and a 27.8%  interest in the profits and losses of Attalla Joint Venture and Salem Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

         The Partnership also owns a property in Arvada, Colorado, as tenants-in-common with an affiliate of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate. As of December 31, 1997, the Partnership owned a 66.13% interest in this property.

         In January 1997, the Partnership used the net sales proceeds from the 1996 sale of the property in Richmond, Virginia, to acquire a property in Akron, Ohio, as tenants-in-common with an affiliate of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with affiliates, and amounts relating to its investment are included in investment in joint ventures. As of December 31, 1997, the Partnership owned a 63.03% interest in this property.

         In addition, in December 1997, the Partnership acquired a property in Miami, Florida, as tenants-in-common with affiliates of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with affiliates, and amounts relating to its investment are included in investment in joint ventures. As of December 31, 1997, the Partnership owned a 47.83% interest in this property.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


5.       Investment in Joint Ventures - Continued:

         Attalla Joint Venture and Salem Joint Venture and the Partnership and affiliates, as tenants-in-common in three separate tenancy-in-common arrangements, each own and lease one property to an operator of national fast-food or family-style restaurants. The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at December 31:

                                                    1997           1996
                                                 ----------     ----------

                  Land and buildings on
                    operating leases,
                    less accumulated
                    depreciation                 $4,256,861     $1,482,503
                  Net investment in direct
                    financing leases                364,479        367,661
                  Cash                               18,729         21,173
                  Receivables                            -           6,412
                  Prepaid expenses                      380            255
                  Accrued rental income             106,653         51,745
                  Liabilities                        15,653         28,121
                  Partners' capital               4,731,449      1,901,628
                  Revenues                          347,971        216,960
                  Net income                        285,922        145,851

         The Partnership recognized income totalling $150,417, $60,654 and $98,520 for the years ended December 31, 1997, 1996 and 1995, respectively, from these joint ventures and the properties held as tenants-in-common with affiliates.

6.       Restricted Cash:

         In 1996, the sales proceeds of $550,000 from the sale of the property in Richmond, Virginia, plus accrued interest of $770, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property. In January 1997, the funds were released from escrow and the Partnership acquired a 63.03% interest in a Burger King property in Akron, Ohio, as tenants-in-common with an affiliate of the general partners (Note 5).

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


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

         During  each of the  years  ended  December  31,  1997  and  1996,  the
         Partnership declared distributions to the limited partners of $3,400,008 and during the year ended December 31, 1995, the Partnership declared distributions to the limited partners of $3,375,011. No distributions have been made to the general partners to date.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


8.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:


                                                                1997             1996              1995
                                                             ----------       ----------        -------
                  Net income for financial
                    reporting purposes                       $3,035,627       $3,231,815        $3,319,174

                  Depreciation for tax
                    reporting purposes in
                    excess of depreciation
                    for financial reporting
                    purposes                                   (100,696)        (103,634)         (103,634)

                  Direct financing leases
                    recorded as operating
                    leases for tax
                    reporting purposes                           84,646           80,214            71,410

                  Equity in earnings of joint
                    ventures for tax reporting
                    purposes  in excess of (less
                    than) equity in earnings of
                    joint ventures for financial
                    reporting purposes                          (19,727)           6,819           (17,195)

                  Loss (gain) on sale of
                    property deferred for
                    tax reporting purposes                           -           (82,855)           29,560

                  Loss on sale of property
                    for financial reporting
                    purposes in excess of
                    loss for tax reporting
                    purposes                                     38,823               -                 -

                  Allowance for doubtful
                    accounts                                   (150,734)         102,198            45,182

                  Accrued rental income                        (378,850)        (313,540)         (371,167)

                  Rents paid in advance                         (48,535)          51,142           (52,471)
                                                            -----------       ----------        ----------

                  Net income for federal
                    income tax purposes                      $2,460,554       $2,972,159        $2,920,859
                                                             ==========       ==========        ==========

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


9.       Related Party Transactions:

         One of the individual partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, served as president of CNL Fund Advisors, Inc. through October 1997. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc. until its merger, effective January 1, 1996, with CNL Fund Advisors, Inc. During the years ended December 31, 1997, 1996 and 1995, CNL Income Fund Advisors, Inc. and CNL Fund Advisors, Inc.
         (hereinafter referred to collectively as the "Affiliates") each performed certain services for the Partnership, as described below.

         During the years ended December 31, 1997, 1996 and 1995, certain Affiliates acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay Affiliates a management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures and the property held as tenants-in-common with an affiliate. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Affiliates. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Affiliates shall determine. The Partnership incurred management fees of $34,321, $35,675 and $36,031 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

                  Years Ended December 31, 1997, 1996 and 1995


9.       Related Party Transactions - Continued:

         is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

         During the years ended December 31, 1997, 1996 and 1995, Affiliates provided accounting and administrative services to the Partnership on a day-to-day basis. For the years ended December 31, 1997, 1996 and 1995, the expenses incurred for these services were $87,322, $91,272 and $67,052, respectively.

         The due to related parties at December 31, 1997 and 1996, totalled $6,791 and $2,594, respectively.

         During 1997, the Partnership and an affiliate of the general partners acquired a property in Akron, Ohio, as tenants-in-common for a purchase price of $872,625 (of which the Partnership contributed $550,000 or 63.03%) from CNL BB Corp., also an affiliate of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership and the affiliate, as tenants-in-common. The purchase price paid by the Partnership and the affiliate represented the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs.

10.      Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


10.      Concentration of Credit Risk - Continued:

         in-common with affiliates) for at least one of the years ended December 31:
                                             1997        1996         1995
                                           --------    --------      -----

                  Long John Silver's,
                    Inc.                   $759,064    $764,565     $774,281
                  Flagstar Enterprises,
                    Inc. and Quincy's
                    Restaurants, Inc.       744,199     765,109      785,570
                  Golden Corral Corpora-
                    tion                    536,886     539,568      533,668
                  Foodmaker, Inc.           450,816     450,393      450,724
                  Checkers Drive-In
                    Restaurants, Inc.       366,187     412,422      416,746

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates) for at least one of the years ended December 31:

                                            1997         1996        1995
                                          --------     --------    ------

                  Long John Silver's      $759,064     $764,565    $774,281
                  Hardee's                 649,762      670,249     690,324
                  Golden Corral
                    Family Steakhouse
                    Restaurants            536,886      539,568     533,668
                  Burger King              484,111      431,280     419,740
                  Jack in the Box          450,816      450,393     450,724
                  Checkers
                    Drive-In
                    Restaurants            366,187      412,422     416,746

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

         James M. Seneff, Jr., age 51, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, director and Chief Executive Officer since its formation in 1980. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., CNL Real Estate Advisors, Inc. and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff is Chief Executive Officer, and has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer and Chairman of the Board of CNL Investment Company, and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as the Chairman of the Board and the Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991 through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as a director, Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. In addition, Mr. Seneff has served as a director, Chairman of the Board and Chief Executive Officer of CNL American Properties Fund, Inc. since 1994, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 50, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp., President and a director of CNL Investment Company, and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc., and Chief Investment Officer, Vice Chairman of the Board of Directors, a director and Treasurer of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne served as President of CNL Institutional Advisors, Inc. from the date of its inception through June 30, 1997 and served as President of CNL Fund Advisors, Inc. from the date of its inception through October 1997. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, as Secretary and Treasurer from February 1996 through December 1997, and since February 1996, served as Vice Chairman of the Board of Directors of Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, as Secretary from February 1996 to July 1996, and since February 1996, served as Treasurer and Vice Chairman of CNL Realty Advisors, Inc. through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with
Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as President and a director of CNL American Properties Fund, Inc. since 1994, and has served as President and a director of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

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

         CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

         CNL Group, Inc., which is the parent company of CNL Fund Advisors, Inc., was organized in 1980 under the laws of the State of Florida. CNL Group, Inc. is a diversified real estate company which provides a wide range of real estate, development and financial services to companies in the United States through the activities of its subsidiaries. These activities are primarily focused on the franchised restaurant and hospitality industries. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

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

         Curtis B. McWilliams, age 42, joined CNL Fund Advisors, Inc. in April 1997 and currently serves as President of CNL Fund Advisors, Inc. and as Executive Vice President of CNL American Properties Fund, Inc. In addition, Mr. McWilliams serves as Executive Vice President of CNL Group, Inc. and as President of CNL Financial Services, Inc. and certain other subsidiaries of CNL Group, Inc. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch. From January 1991 to August 1996, Mr. McWilliams was a managing director in the corporate banking group of Merrill Lynch's investment banking division. During this time, he was a senior relationship manager with Merrill Lynch and as such was responsible for a number of the firm's larger clients. From February 1990 to February 1993, he also served as co-head of one of the Industrial Banking Groups within Merrill Lynch's investment banking division and had administrative responsibility for a group of bankers and client relationships, including the firm's transportation group. From September 1996 to March 1997, Mr. McWilliams served as Chairman of Merrill Lynch's Private Advisory Services. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 39, is the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. and serves as Executive Vice President of CNL American Realty Fund, Inc. and CNL Real Estate Advisors, Inc. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 49, a certified public accountant, has served as Chief Financial Officer of CNL Group, Inc. since December 1993, has served as Secretary of CNL Group, Inc. since 1987, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, served as a director and Secretary of CNL Realty Advisors, Inc. since its inception in 1991 through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and a director, Secretary and Treasurer of CNL Fund Advisors, Inc. since 1994 and has served as a director, Secretary and Treasurer of CNL Real Estate Advisors, Inc. since January 1997. Ms. Rose also has served as Secretary and Treasurer of CNL American Properties Fund, Inc. since 1994, and has served as Secretary and Treasurer of CNL American Realty Fund, Inc. since 1996. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 300 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida. She was licensed as a certified public accountant in 1979.

         Jeanne A. Wall, age 39, has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. In 1985, Ms. Wall became Vice President of CNL Securities Corp., in 1987, she became Senior Vice President and in July 1997, she became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, partnership administration and investor services for programs offered through participating brokers, and corporate communications for CNL Group, Inc. and Affiliates. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991 through 1997, as Vice President of Commercial Net Lease Realty, Inc. from 1992 through 1997, as Executive Vice President of CNL Fund Advisors, Inc. since 1994, and as Executive Vice President of CNL American Properties Fund, Inc. since 1994. In addition, Ms. Wall has served as Executive Vice President of CNL Real Estate Advisors, Inc. since January 1997 and as Executive Vice President of CNL American Realty Fund, Inc. since 1996. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 34, has served as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996 and as Chief Financial Officer of CNL American Properties Fund, Inc. since January 1997. From March 1995 to July 1996, he was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business
Administration   from  Florida  State  University  and  is  a  certified  public accountant.



Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of February 28, 1998, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of February 28, 1998, the beneficial ownership interests of the General Partners in the Registrant.


                  Title of Class                    Name of Partner                    Percent of Class
         General Partnership Interests             James M. Seneff, Jr.                       45%
                                                   Robert A. Bourne                           45%
                                                   CNL Realty Corporation                     10%
                                                                                             ----
                                                                                             100%

         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above. There are no arrangements which at a subsequent date may result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1997, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

==========================================================================================================================
                                                                                              Amount Incurred
         Type of Compensation                                                                  For the Year
              and Recipient                       Method of Computation                   Ended December 31, 1997
        -----------------------                   ---------------------                   -----------------------
Reimbursement to affiliates for          Operating expenses are reimbursed       Operating expenses incurred
operating expenses                       at the lower of cost or 90  percent     on behalf of the Partnership:
                                         of the prevailing rate at which          $87,870
                                         comparable services could have
                                         been obtained in the same
                                         geographic area.  Affiliates of the
                                         General Partners from time to
                                         time incur certain operating             Accounting and administra-
                                         expenses on behalf of the                tive services:  $87,322
                                         Partnership for which the
                                         Partnership reimburses the
                                         affiliates without interest.

Annual management fee to                 One percent of the sum of gross             $34,321
affiliates                               operating revenues from
                                         Properties    wholly   owned   by   the
                                         Partnership   plus  the   Partnership's
                                         allocable  share of gross  revenues  of
                                         joint ventures in which the Partnership
                                         is a co-venturer and the Property owned
                                         with an affiliate as tenants-in-common.
                                         The  management  fee,  which  will  not
                                         exceed  competitive fees for comparable
                                         services in the same  geographic  area,
                                         may or may not be taken, in whole or in
                                         part  as  to  any  year,  in  the  sole
                                         discretion of affiliates of the General
                                         Partners.  All  or any  portion  of the
                                         management  fee  not  taken  as to  any
                                         fiscal year shall be  deferred  without
                                         interest and may be taken in such other
                                         fiscal   year   as   affiliates   shall
                                         determine.





==========================================================================================================================


==========================================================================================================================
                                                                                              Amount Incurred
         Type of Compensation                                                                  For the Year
              and Recipient                       Method of Computation                   Ended December 31, 1997
        -----------------------                   ---------------------                   -----------------------
Deferred, subordinated real estate       A deferred, subordinated real               $ - 0 -
disposition fee payable to               estate disposition fee, payable
affiliates                               upon sale of one or more
                                         Properties,  in an amount  equal to the
                                         lesser of (i) one-half of a competitive
                                         real estate  commission,  or (ii) three
                                         percent  of the  sales  price  of  such
                                         Property or Properties. Payment of such
                                         fee shall be made only if affiliates of
                                         the   General    Partners   provide   a
                                         substantial   amount  of   services  in
                                         connection  with the sale of a Property
                                         or Properties and shall be subordinated
                                         to  certain   minimum  returns  to  the
                                         Limited Partners.  However,  if the net
                                         sales  proceeds  are  reinvested  in  a
                                         replacement   Property,  no  such  real
                                         estate disposition fee will be incurred
                                         until such replacement Property is sold
                                         and  the   net   sales   proceeds   are
                                         distributed.

General Partners' deferred, sub-         A deferred, subordinated share              $ - 0 -
ordinated share of Partnership net       equal to one percent of
cash flow                                Partnership distributions of net
                                         cash flow, subordinated to certain
                                         minimum returns to the Limited
                                         Partners.

General Partners' deferred, sub-         A deferred, subordinated share              $ - 0 -
ordinated share of Partnership net       equal to five percent of
sales proceeds from a sale or            Partnership distributions of such
sales                                    net sales proceeds, subordinated to
                                         certain minimum returns to the
                                         Limited Partners.
==========================================================================================================================

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1997 and 1996

                  Statements of Income for the years ended December 31, 1997, 1996 and 1995

                  Statements of Partners' Capital for the years ended December 31, 1997, 1996 and 1995

                  Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

                  Notes to Financial Statements

         2.  Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1997, 1996 and 1995

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1997

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 1997

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

                  27       Financial Data Schedule (Filed herewith.)

         (b) The Registrant filed no reports on Form 8-K during the period October 1, 1997 through December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 1998.

                              CNL INCOME FUND XIII, LTD.

                              By:      CNL REALTY CORPORATION
                                       General Partner

                                       /s/ Robert A. Bourne
                                       -----------------------------
                                       ROBERT A. BOURNE, President


                              By:      ROBERT A. BOURNE
                                       General Partner

                                       /s/ Robert A. Bourne
                                       -----------------------------
                                       ROBERT A. BOURNE


                              By:      JAMES M. SENEFF, JR.
                                       General Partner

                                       /s/ James M. Seneff, Jr.
                                       -----------------------------
                                       JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

==========================================================================================================================
               Signature                                  Title                                    Date
/s/ Robert A. Bourne                     President, Treasurer and Director                    March 20, 1998
-------------------------------          (Principal Financial and
Robert A. Bourne                         Accounting Officer)


/s/ James M. Seneff, Jr.                 Chief Executive Officer and                          March 20, 1998
-------------------------------          Director (Principal Executive
James M. Seneff, Jr.                     Officer)

==========================================================================================================================

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1997, 1996 and 1995



                                                              Additions
                                Balance at     Charged to      Charged To                         Balance
                                 Beginning      Costs and         Other                           at End
Year       Description            of Year       Expenses        Accounts       Deductions         of Year
----       -----------          ----------     ----------      ----------      ----------        --------

1995       Allowance for
             doubtful
             accounts (a)       $  4,565         $    -        $ 45,182 (b)     $     -         $ 49,747
                                ========         =======       ========         ========        ========


1996       Allowance for
             doubtful
             accounts (a)       $ 49,747         $    -        $173,721 (b)     $     -         $223,468
                                ========         =======       ========         ========        ========


1997       Allowance for
             doubtful
             accounts (a)       $223,468         $    -        $     -  (b)     $223,468        $     -
                                ========         =======       ========         ========        =======



           (a) Deducted from receivables and accrued rental income on the balance sheet.

           (b) Reduction of rental and other income.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997



                                                                                               Costs Capitalized
                                                                                                  Subsequent
                                                            Initial Cost                         To Acquisition
                                                                         Buildings
                                         Encum-                              and             Improve-      Carrying
                                        brances           Land           Improvements         ments         Costs
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurants:
      Cincinnati, Ohio                       -         $   256,901        $   669,537       $       -      $     -
      Dayton, Ohio                           -             211,835            771,616               -            -
      Lafayette, Indiana                     -             247,183            723,304               -            -
      Pineville, Louisiana                   -             174,843            618,815               -            -

    Checkers Drive-In Restaurants:
      Houston, Texas                         -             445,389                 -                -            -
      Port Richey, Florida                   -             380,055                 -                -            -
      Pensacola, Florida                     -             280,409                 -                -            -
      Orlando, Florida                       -             424,323                 -                -            -
      Boca Raton, Florida                    -             501,416                 -                -            -
      Venice, Florida                        -             374,675                 -                -            -
      Woodstock, Georgia                     -             386,638                 -                -            -
      Lakeland, Florida                      -             326,175                 -                -            -

    Denny's Restaurants:
      Peoria, Arizona                        -             460,107                 -                -            -
      Mesa, Arizona                          -             530,494                 -           540,983           -

    Golden Corral Family
      Steakhouse Restaurants:
        Dallas, Texas                        -             611,589          1,071,838               -            -
        San Antonio, Texas                   -             625,527            964,122               -            -
        Panama City, Florida                 -             617,016                 -         1,103,437           -

    Hardee's Restaurants:
      Ashland, Alabama                       -             197,336            417,418               -            -
      Bloomingdale, Tennessee                -             160,149            424,977               -            -
      Blytheville, Arkansas                  -             164,004                 -                -            -
      Chapin, South Carolina                 -             218,639            460,364               -            -
      Kingsport, Tennessee                   -             204,516                 -                -            -
      Opelika, Alabama                       -             240,363            412,621               -            -
      Spartanburg, South Carolina            -             226,815            431,574               -            -

    Jack in the Box Restaurants:
      Sacramento, California                 -             323,929            601,054               -            -
      Houston, Texas                         -             315,842            590,708               -            -
      Houston, Texas                         -             368,409            567,115               -            -
      Arlington, Texas                       -             404,752            592,173               -            -



                                                                                                                         Life
                                                                                                                       on Which
                    Gross Amount at Which Carried                                                                    Depreciation
                      at Close of Period (c)                                                                          in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
          Land             Improvements           Total           Depreciation       struction       Acquired          Computed
       -----------         ------------        -----------        ------------       ---------       --------        ----------





       $   256,901          $   669,537        $   926,438        $   98,749            1988           07/93            (b)
           211,835              771,616            983,451           113,805            1988           07/93            (b)
           247,183              723,304            970,487           106,679            1989           07/93            (b)
           174,843              618,815            793,658            91,268            1990           07/93            (b)


           445,389                   -             445,389                (g)           -               03/94           (g)
           380,055                   -             380,055                (g)           -               03/94           (g)
           280,409                   -             280,409                (g)           -               03/94           (g)
           424,323                   -             424,323                (g)           -               03/94           (g)
           501,416                   -             501,416                (g)           -               03/94           (g)
           374,675                   -             374,675                (g)           -               03/94           (g)
           386,638                   -             386,638                (g)           -               10/94           (g)
           326,175                   -             326,175                (g)           -               04/95           (g)


           460,107                   (f)           460,107                -             1994           10/93            (d)
           530,494              540,983          1,071,477            65,634            1994           12/93            (b)



           611,589            1,071,838          1,683,427           165,229            1991           05/93            (b)
           625,527              964,122          1,589,649           147,392            1993           06/93            (b)
           617,016            1,103,437          1,720,453           139,643            1994           11/93            (b)


           197,336              417,418            614,754            61,564            1992           07/93            (b)
           160,149              424,977            585,126            62,679            1992           07/93            (b)
           164,004                (f)              164,004              -               1991           07/93            (d)
           218,639              460,364            679,003            67,898            1993           07/93            (b)
           204,516                (f)              204,516              -               1992           07/93            (d)
           240,363              412,621            652,984            60,857            1992           07/93            (b)
           226,815              431,574            658,389            63,652            1993           07/93            (b)


           323,929              601,054            924,983            90,295            1992           06/93            (b)
           315,842              590,708            906,550            87,177            1993           07/93            (b)
           368,409              567,115            935,524            83,798            1992           07/93            (b)
           404,752              592,173            996,925            87,339            1993           08/93            (b)

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1997



                                                                                                   Costs Capitalized
                                                                                                      Subsequent
                                                                   Initial Cost                     To Acquisition
                                                                              Buildings
                                             Encum-                              and             Improve-      Carrying
                                            brances            Land          Improvements         ments         Costs
    Long John Silver's Restaurants:
      Penn Hills, Pennsylvania                   -             292,370                 -                -            -
      Philadelphia, Pennsylvania                 -             274,580                 -                -            -
      Arlington, Texas                           -             362,939                 -                -            -
      Johnstown, Pennsylvania                    -             254,412                 -                -            -
      Orlando, Florida                           -             299,696            139,676               -            -
      Tampa, Florida                             -             372,748                 -                -            -
      Austin, Texas                              -             463,937                 -                -            -
      Overland Park, Kansas                      -             452,691                 -                -            -

    Wendy's Old Fashioned Hamburger
      Restaurant:
        Salisbury, Maryland                      -             290,195            641,709               -            -
                                                           -----------        -----------       ----------     -------

                                                           $12,742,897        $10,098,621       $1,644,420     $     -
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
                                                           ===========        ===========       ==========     =======

Property in Which the Partnership has a
  66.13% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

    Arby's Restaurant:
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
                                                           ===========        ===========       ==========     =======

Property in Which the Partnership has a
  63.03% Interest as Tenants-In-Common and has Invested in Under an Operating Lease:

    Burger King Restaurant:
      Akron, Ohio                                -         $   355,595        $   517,030       $       -      $     -
                                                           ===========        ===========       ==========     =======



                                                                                                                         Life
                                                                                                                       on Which
                    Gross Amount at Which Carried                                                                     Depreciation
                       at Close of Period (c)                                                                          in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
          Land             Improvements           Total           Depreciation       struction       Acquired          Computed
       -----------         ------------        -----------        ------------       ---------       --------        ----------

           292,370                   (f)           292,370             -               1993            07/93            (d)
           274,580                   (f)           274,580             -               1993            07/93            (d)
           362,939                   (f)           362,939             -               1993            08/93            (d)
           254,412                   (f)           254,412             -               1993            08/93            (d)
           299,696              139,676            439,372            19,287           1983            11/93            (b)
           372,748                   (f)           372,748             -               1994            12/93            (d)
           463,937                   (f)           463,937             -               1993            12/93            (d)
           452,691                   (f)           452,691             -               1993            12/93            (d)



           290,195              641,709            931,904            84,375            1993           01/94            (b)
       -----------          -----------        -----------        ----------

       $12,742,897          $11,743,041        $24,485,938        $1,697,320
       ===========          ===========        ===========        ==========







       $   196,274          $   434,428        $   630,702        $   58,638            1993           11/93            (b)
       ===========          ===========        ===========        ==========







       $   260,439          $   545,126        $   805,565        $   59,541            1994           09/94            (b)
       ===========          ===========        ===========        ==========







       $   131,762             (f)             $   131,762               -              1991            03/95           (d)
       ===========                             ===========







       $   355,595          $   517,030        $   872,625        $   15,898            1970           01/97            (b)
       ===========          ===========        ===========        ==========


                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1997



                                                                                                       Costs Capitalized
                                                                                                          Subsequent
                                                                      Initial Cost                       To Acquisition
                                                                                   Buildings
                                                 Encum-                              and             Improve-      Carrying
                                                brances            Land          Improvements         ments         Costs
Property in Which the Partnership has
  a 47.83% Interest as Tenants-In-Common
  and has Invested in Under an Operating
  Lease:

    Chevy's Fresh Mex Restaurant:
      Smithfield, North Carolina                     -         $   976,357        $   974,016       $       -      $     -
                                                               ===========        ===========       ==========     =======

Properties the Partnership
  has Invested in Under
  Direct Financing Leases:

    Denny's Restaurant:
      Peoria, Arizona                                -                  -                  -           613,090           -

    Hardee's Restaurants:
      Blytheville, Arkansas                          -                  -             450,014               -            -
      Huntingdon, Tennessee                          -             100,836            427,932               -            -
      Kingsport, Tennessee                           -                  -             484,785               -            -
      Parsons, Tennessee                             -             101,332            409,671               -            -
      Trenton, Tennessee                             -             147,232            442,640               -            -

    Jack in the Box Restaurant:
      Cleburne, Texas                                -             145,890            496,797               -            -

    Long John Silver's Restaurants:
      Penn Hills, Pennsylvania                       -                  -                  -           387,086           -
      Philadelphia, Pennsylvania                     -                  -                  -           533,155           -
      Arlington, Texas                               -                  -             449,369               -            -
      Johnstown, Pennsylvania                        -                  -                  -           427,552           -
      Austin, Texas                                  -                  -             517,109               -            -
      Overland Park, Kansas                          -                  -             654,133               -            -
      Tampa, Florida                                 -                  -                  -           374,344           -

    Quincy's Restaurant:
      Mount Airy, North Carolina                     -             212,852            827,991               -            -
                                                               -----------        -----------       ----------     -------

                                                               $   708,142        $ 5,160,441       $2,335,227     $     -
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
                                                               ===========        ===========       ==========     =======



                                                                                                                         Life
                                                                                                                       on Which
                  Gross Amount at Which Carried                                                                     Depreciation
                      at Close of Period (c)                                                                          in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
          Land             Improvements           Total           Depreciation       struction       Acquired          Computed
       -----------         ------------        -----------        ------------       ---------       --------        ----------






       $   976,357          $   974,016        $ 1,950,373        $       89            1995           12/97            (b)
       ===========          ===========        ===========        ==========






                -                    (f)                  (f)               (d)             1994            10/93         (d)


                -                    (f)                  (f)               (d)             1991            07/93         (d)
                (f)                  (f)                  (f)               (e)             1992            07/93         (e)
                -                    (f)                  (f)               (d)             1992            07/93         (d)
                (f)                  (f)                  (f)               (e)             1992            07/93         (e)
                (f)                  (f)                  (f)               (e)             1992            07/93         (e)


                (f)                  (f)                  (f)               (e)             1988            11/93         (e)


                -                    (f)                  (f)               (d)             1993            07/93         (d)
                -                    (f)                  (f)               (d)             1993            07/93         (d)
                -                    (f)                  (f)               (d)             1993            08/93         (d)
                -                    (f)                  (f)               (d)             1993            08/93         (d)
                -                    (f)                  (f)               (d)             1993            12/93         (d)
                -                    (f)                  (f)               (d)             1993            12/93         (d)
                -                    (f)                  (f)               (d)             1994            12/93         (d)


                (f)                  (f)                  (f)               (e)             1992            07/93         (e)









                -                    (f)                  (f)               (d)             1991            03/95         (d)

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997


(a) Transactions in real estate and accumulated depreciation during 1997, 1996 and 1995 are summarized as follows:

                                                                                                        Accumulated
                                                                                        Cost            Depreciation
                    Properties the Partnership
                      has Invested in Under
                      Operating Leases:

                        Balance, December 31, 1994                                  $25,348,431          $  523,017
                        Acquisitions                                                    324,282                  -
                        Dispositions                                                   (309,584)                 -
                        Depreciation expense                                                 -              391,435
                                                                                    -----------          ----------

                        Balance, December 31, 1995                                   25,363,129             914,452
                        Disposition                                                    (444,604)                 -
                        Depreciation expense                                                 -              391,434
                                                                                    -----------          ----------

                        Balance, December 31, 1996                                   24,918,525           1,305,886
                        Dispositions                                                   (432,587)                 -
                        Depreciation expense                                                 -              391,434
                                                                                    -----------          ----------

                        Balance, December 31, 1997                                  $24,485,938          $1,697,320
                                                                                    ===========          ==========

                    Property of Joint Venture in
                      Which the Partnership has a 50%
                      Interest and has Invested in
                      Under an Operating Lease:

                        Balance, December 31, 1994                                  $   630,702          $   15,195
                        Depreciation expense                                                 -               14,480
                                                                                    -----------          ----------

                        Balance, December 31, 1995                                      630,702              29,675
                        Depreciation expense                                                 -               14,481
                                                                                    -----------          ----------

                        Balance, December 31, 1996                                      630,702              44,156
                        Depreciation expense                                                 -               14,482
                                                                                    -----------          ----------

                        Balance, December 31, 1997                                  $   630,702          $   58,638
                                                                                    ===========          ==========

                    Property in Which the Partnership
                      has a 66.13% Interest as
                      Tenants-in-Common and has
                      Invested in Under an Operating
                      Lease:

                        Balance, December 31, 1994                                  $   805,565          $    5,028
                        Depreciation expense                                                 -               18,171
                                                                                    -----------          ----------

                        Balance, December 31, 1995                                      805,565              23,199
                        Depreciation expense                                                 -               18,171
                                                                                    -----------          ----------

                        Balance, December 31, 1996                                      805,565              41,370
                        Depreciation expense                                                 -               18,171
                                                                                    -----------          ----------

                        Balance, December 31, 1997                                  $   805,565          $   59,541
                                                                                    ===========          ==========

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1997

                                                                                                        Accumulated
                                                                                        Cost            Depreciation
                    Property of Joint  Venture in
                      Which the Partnership has a
                      27.8%  Interest and has Invested
                      in Under an Operating Lease:

                        Balance, December 31, 1994                                  $        -           $       -
                          Acquisition                                                   131,762                  -
                          Depreciation expense (d)                                           -                   -
                                                                                    -----------          ---------

                        Balance, December 31, 1995                                      131,762                  -
                          Depreciation expense (d)                                           -                   -
                                                                                    -----------          ---------

                        Balance, December 31, 1996                                      131,762                  -
                        Depreciation expense (d)                                             -                   -
                                                                                    -----------          ---------

                        Balance, December 31, 1997                                  $   131,762          $       -
                                                                                    ===========          =========

                    Property in Which the Partnership
                      has a 63.03% Interest as
                      Tenants-in-Common and has
                      Invested in Under an Operating
                      Lease:

                        Balance, December 31, 1996                                             $        -  $       -
                        Acquisition                                                     872,625                  -
                        Depreciation expense                                                 -               15,898
                                                                                    -----------          ----------

                        Balance, December 31, 1997                                  $   872,625          $   15,898
                                                                                    ===========          ==========

                    Property in Which the Partnership
                      has a 47.83% Interest as
                      Tenants-in-Common and has
                      Invested in Under an Operating
                      Lease:

                        Balance, December 31, 1996                                  $        -           $       -
                        Acquisition                                                   1,950,373                  -
                        Depreciation expense                                                 -                   89
                                                                                    -----------          ----------

                        Balance, December 31, 1997                                  $ 1,950,373          $       89
                                                                                    ===========          ==========



(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 19976, the aggregate cost of the Properties owned by the Partnership and joint ventures (including the Property owned as tenants-in-common) for federal income tax purposes was $32,712,921 and $4,762,863, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

                                December 31, 1997


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

(h) During the year ended December 31, 1997, the Partnership and an affiliate as tenants-in-common, purchased land and building from CNL BB Corp., an affiliate of the General Partners, for an aggregate cost of $872,625.

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

     27           Financial Data Schedule (Filed herewith.)