Form 10-Q
period 1998-03-31
CNL INCOME FUND XIII LTD
filed 1998-05-08
CIK 893562

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998
                           --------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to


                             Commission file number
                                     0-23968


                           CNL Income Fund XIII, Ltd.
             (Exact name of registrant as specified in its charter)


          Florida                         59-3143094
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street
Orlando, Florida                             32801
----------------------------            -----------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                      (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes     X      No

                                    CONTENTS






Part I                                                         Page

  Item 1.  Financial Statements:

             Condensed Balance Sheets                          1

             Condensed Statements of Income                    2

             Condensed Statements of Partners' Capital         3

             Condensed Statements of Cash Flows                4

             Notes to Condensed Financial Statements           5

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                             6-8


Part II

  Other Information                                            9

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS



                                                  March 31,       December 31,
            ASSETS                                  1998              1997
                                                 -----------      ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,795,179
  and $1,697,320                                 $22,690,759       $22,788,618
Net investment in direct financing
  leases                                           7,887,957         7,910,470
Investment in joint ventures                       2,459,619         2,457,810
Cash and cash equivalents                          1,047,626           907,980
Receivables                                            8,600            23,946
Prepaid expenses                                      10,116            10,368
Organization costs, less accumu-
  lated amortization of $9,922
  and $9,422                                              78               578
Accrued rental income                              1,516,407         1,423,820
                                                 -----------       -----------

                                                 $35,621,162       $35,523,590
                                                 ===========       ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                 $    10,643       $     7,671
Distributions payable                                850,002           850,002
Due to related parties                                 7,828             6,791
Rents paid in advance                                124,983             5,570
                                                 -----------       -----------
    Total liabilities                                993,456           870,034

Partners' capital                                 34,627,706        34,653,556
                                                 -----------       -----------

                                                 $35,621,162       $35,523,590
                                                 ===========       ===========




            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                          Quarter Ended
                                                             March 31,
                                                     1998              1997
                                                  ----------        ----------

Revenues:
  Rental income from operating leases             $  618,515        $  612,615
  Earned income from direct financing
    leases                                           217,035           239,145
  Contingent rental income                            65,923            47,767
  Interest and other income                           20,195            13,916
                                                  ----------        ----------
                                                     921,668           913,443
                                                  ----------        ----------

Expenses:
  General operating and administrative                30,094            42,227
  Professional services                                8,405             7,139
  Management fees to related parties                   8,953             8,635
  State and other taxes                               15,953            13,040
  Depreciation and amortization                       98,418            98,359
                                                  ----------        ----------
                                                     161,823           169,400
                                                  ----------        ----------

Income Before Equity in Earnings of
  Joint Ventures                                     759,845           744,043

Equity in Earnings of Joint Ventures                  64,307            31,014
                                                  ----------        ----------

Net Income                                        $  824,152        $  775,057
                                                  ==========        ==========

Allocation of Net Income:
  General partners                                $    8,242        $    7,751
  Limited partners                                   815,910           767,306
                                                  ----------        ----------

                                                  $  824,152        $  775,057
                                                  ==========        ==========


Net Income Per Limited Partner Unit               $     0.20       $    0.19
                                                  ==========       =========

Weighted Average Number of Limited
  Partner Units Outstanding                        4,000,000       4,000,000
                                                  ==========       =========












            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                        Quarter Ended              Year Ended
                                          March 31,               December 31,
                                            1998                      1997
                                        -------------             ------------

General partners:
  Beginning balance                      $   137,207               $   106,517
  Net income                                   8,242                    30,690
                                         -----------               -----------
                                             145,449                   137,207
                                         -----------               -----------
Limited partners:
  Beginning balance                       34,516,349                34,911,420
  Net income                                 815,910                 3,004,937
  Distributions ($0.21 and $0.85
    per limited partner unit,
    respectively)                           (850,002)               (3,400,008)
                                         -----------               -----------
                                          34,482,257                34,516,349
                                         -----------               -----------

Total partners' capital                  $34,627,706               $34,653,556
                                         ===========               ===========





            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                      Quarter Ended
                                                          March 31,
                                                     1998             1997
                                                 -----------       ----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                 $   989,648       $   864,598
                                                 -----------       -----------

    Cash Flows from Investing
      Activities:
        Investment in joint ventures                      -           (550,000)
        Decrease in restricted cash                       -            550,000
        Loan to tenant                                    -           (183,401)
                                                 -----------       -----------
            Net cash used in
              investing activities                        -           (183,401)
                                                 -----------       -----------


    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                                  (850,002)         (850,002)
                                                 -----------        ----------
            Net cash used in
              financing activities                  (850,002)         (850,002)
                                                 -----------        ----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                   139,646          (168,805)

Cash and Cash Equivalents at Beginning
  of Quarter                                         907,980         1,103,568
                                                 -----------       -----------

Cash and Cash Equivalents at End of
  Quarter                                        $ 1,047,626       $   934,763
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

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XIII, Ltd. (the "Partnership") for the year ended December 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1998, the Partnership owned 47 Properties, including two Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 1998 and 1997, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $989,648 and $864,598 for the quarters ended March 31, 1998 and 1997, respectively. The increase in cash from operations for the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Currently, cash reserves and rental income from the Part-nership's Properties are invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At March 31, 1998, the Partnership had $1,047,626 invested in such short-term investments, as compared to $907,980 at December 31, 1997. The increase in cash and cash equivalents for the quarter ended March 31, 1998, is primarily attributable to an increase in rents paid in advance at March 31, 1998, as compared to December 31, 1997. The funds remaining at March 31, 1998, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, increased to $993,456 at March 31, 1998, from $870,034 at December 31, 1997, primarily as a result of an increase in rents paid in advance at March 31, 1998. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based primarily on cash from operations, the Partnership declared distributions to the limited partners of $850,002 for each of the quarters ended March 31, 1998 and 1997. This represents distributions of $0.21 per unit for each applicable quarter. No distributions were made to the general partners for the quarters ended March 31, 1998 and 1997. No amounts distributed to the limited partners for the quarters ended March 31, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contribution. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the quarter ended March 31, 1997, the Partnership owned and leased 43 wholly owned Properties (including one Property in Orlando, Florida, which was sold in October 1997) and during the quarter ended March 31, 1998, the Partnership owned and leased 42 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1998 and 1997, the Partnership earned $835,550 and $851,760, respectively, in rental income from operating leases and earned income from direct financing leases for these Properties. The decrease during the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, was primarily attributable to a decrease of approximately $13,800 as a result of the fact that in February 1997, the Partnership discontinued charging rent to the former tenant of the Denny's Property in Orlando, Florida, as a result of the former tenant vacating the Property. The Partnership sold this Property in October 1997, and in December 1997, reinvested the net sales proceeds in a Property in Miami, Florida, as tenants-in-common, with affiliates of the general partners.

         During the quarters ended March 31, 1998 and 1997, the Partnership also earned $65,923 and $47,767, respectively, in contingent rental income. The increase in contingent rental income during the quarter ended March 31, 1998, is primarily attributable to the Partnership adjusting estimated contingent rental amounts accrued at December 31, 1997, to actual amounts during the quarter ended March 31, 1998.

         During the quarters ended March 31, 1998 and 1997, the Partnership also owned and leased two Properties indirectly through joint venture arrangements and two Properties with affiliates of the general partners as tenants-in-common, and for the quarter ended March 31, 1998, owned and leased one additional Property as tenants-in-common with affiliates of the general partners. In connection therewith, during the quarters ended March 31, 1998 and 1997, the Partnership earned $64,307 and $31,014, respectively, attributable to the net income earned by these joint ventures. The increase in net income earned by these joint ventures during the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is primarily attributable to the fact that in December 1997, the Partnership reinvested the net sales proceeds it received from the sale, in October 1997, of the Property in Orlando, Florida, in a Property located in Miami, Florida, with affiliates of the general partners as tenants-in-common.

         Operating expenses, including depreciation and amortization expense, were $161,823 and $169,400 for the quarters ended March 31, 1998 and 1997, respectively. The decrease in operating expenses during the quarter ended March 31, 1998, is primarily attributable to the fact that during the quarter ended March 31, 1997, the Partnership incurred certain expenses in connection with a purchase and sale agreement relating to the Denny's Property in Orlando, Florida. The Partnership sold the Property in October 1997.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 8th day of May, 1998.

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