Form 10-Q
period 1998-06-30
CNL INCOME FUND XIII LTD
filed 1998-08-12
CIK 893562

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                            -------------------------

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

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS



                                           June 30,               December 31,
            ASSETS                           1998                     1997
                                          -----------             -----------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,893,038
  and $1,697,320                          $22,592,900              $22,788,618
Net investment in direct financing
  leases                                    7,864,786                7,910,470
Investment in joint ventures                2,455,231                2,457,810
Cash and cash equivalents                     941,877                  907,980
Receivables, less allowance for
  doubtful accounts of $23,376 in
  1998                                         29,032                   23,946
Prepaid expenses                               19,062                   10,368
Organization costs, less accumu-
  lated amortization of $10,000
  and $9,422                                       -                       578
Accrued rental income                       1,297,186                1,423,820
                                          -----------              -----------

                                          $35,200,074              $35,523,590
                                          ===========              ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                          $     9,069              $     7,671
Accrued real estate taxes payable               2,888                       -
Distributions payable                         850,002                  850,002
Due to related parties                          4,038                    6,791
Rents paid in advance                          66,799                    5,570
                                          -----------              -----------
    Total liabilities                         932,796                  870,034

Partners' capital                          34,267,278               34,653,556
                                          -----------              -----------

                                          $35,200,074              $35,523,590
                                          ===========              ===========




            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                            Quarter Ended                       Six Months Ended
                                                              June 30,                             June 30,
                                                     1998             1997               1998              1997
                                                  ----------       ----------         ----------        -------
Revenues:
  Rental income from
    operating leases                              $  613,911       $  597,361         $1,232,426        $1,209,976
  Adjustments to accrued
    rental income                                   (311,118)              -            (311,118)               -
  Earned income from direct
    financing leases                                 198,185          238,505            415,220           477,650
  Contingent rental income                            75,085           58,019            141,008           105,786
  Interest and other income                           12,991            7,369             33,186            21,285
                                                  ----------       ----------         ----------        ----------
                                                     589,054          901,254          1,510,722         1,814,697
                                                  ----------       ----------         ----------        ----------

Expenses:
  General operating and
    administrative                                    40,490           38,796             70,584            81,023
  Professional services                                6,230            4,874             14,635            12,013
  Management fees to
    related parties                                    8,821            8,621             17,774            17,256
  Real estate taxes                                    2,888               -               2,888                -
  State and other taxes                                  231            5,261             16,184            18,301
  Depreciation and
    amortization                                      97,995           98,906            196,413           197,265
                                                  ----------       ----------         ----------        ----------
                                                     156,655          156,458            318,478           325,858
                                                  ----------       ----------         ----------        ----------

Income Before Equity in
  Earnings of Joint
  Ventures and Provision
  for Loss on Land and
  Net Investment in Direct
  Financing Lease                                    432,399          744,796          1,192,244         1,488,839

Equity in Earnings of
  Joint Ventures                                      57,175           39,489            121,482            70,503

Provision for Loss on
  Land and Net Investment
  in Direct Financing Lease                               -           (41,202)                -            (41,202)
                                                  ----------       ----------         ----------         ---------

Net Income                                        $  489,574       $  743,083         $1,313,726        $1,518,140
                                                  ==========       ==========         ==========        ==========

Allocation of Net Income:
  General partners                                $    4,895       $    7,715         $   13,137        $   15,466
  Limited partners                                   484,679          735,368          1,300,589         1,502,674
                                                  ----------       ----------         ----------        ----------

                                                  $  489,574       $  743,083         $1,313,726        $1,518,140
                                                  ==========       ==========         ==========        ==========

Net Income Per Limited
  Partner Unit                                    $     0.12       $     0.18         $     0.33        $     0.38
                                                  ==========       ==========         ==========        ==========

Weighted Average Number
  of Limited Partner Units
  Outstanding                                      4,000,000        4,000,000          4,000,000         4,000,000
                                                  ==========       ==========         ==========        ==========


            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                            Six Months Ended      Year Ended
                                                June 30,         December 31,
                                                  1998               1997
                                            ----------------     --------

General partners:
  Beginning balance                           $   137,207         $   106,517
  Net income                                       13,137              30,690
                                              -----------         -----------
                                                  150,344             137,207
                                              -----------         -----------

Limited partners:
  Beginning balance                            34,516,349          34,911,420
  Net income                                    1,300,589           3,004,937
  Distributions ($0.43 and $0.85
    per limited partner unit,
    respectively)                              (1,700,004)         (3,400,008)
                                              -----------         -----------
                                               34,116,934          34,516,349
                                              -----------         -----------

Total partners' capital                       $34,267,278         $34,653,556
                                              ===========         ===========



            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                     Six Months Ended
                                                          June 30,
                                                  1998              1997
                                              -----------        -----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                              $ 1,733,901        $ 1,659,408
                                              -----------        -----------

    Cash Flows from Investing
      Activities:
        Investment in joint ventures                   -            (550,000)
        Decrease in restricted cash                    -             550,000
        Loan to tenant                                 -            (190,997)
                                              -----------        -----------
            Net cash used in
              investing activities                     -            (190,997)
                                              -----------        -----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                             (1,700,004)        (1,700,004)
                                              -----------        -----------
            Net cash used in
              financing activities             (1,700,004)        (1,700,004)
                                              -----------        -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                 33,897           (231,593)

Cash and Cash Equivalents at Beginning
  of Period                                       907,980          1,103,568
                                              -----------        -----------

Cash and Cash Equivalents at End of
  Period                                      $   941,877        $   871,975
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

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XIII, Ltd. (the "Partnership") for the year ended December 31, 1997.

         The general partners are in the process of analyzing the effects of the consensus reached by the Financial Accounting Standards Board in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods," issued in May 1998. The general partners do not expect that the conclusions reached in this consensus will have a material effect on the Partnership's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1998, the Partnership owned 47 Properties, including two Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 1998 and 1997, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,733,901 and $1,659,408 for the six months ended June 30, 1998 and 1997, respectively. The increase in cash from operations for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, is primarily a result of changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At June 30, 1998, the Partnership had $941,877 invested in such short-term investments, as compared to $907,980 at December 31, 1997. The funds remaining at June 30, 1998, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, increased to $932,796 at June 30, 1998, from $870,034 at December 31, 1997, primarily as a result of an increase in rents paid in advance at June 30, 1998, as compared to December 31, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on current and future anticipated cash from operations, the Partnership declared distributions to the limited partners of $1,700,004 for each of the six months ended June 30, 1998 and 1997 ($850,002 for each applicable quarter). This represents distributions of $0.43 per unit for each applicable six months ($0.21 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 1998 and 1997. No amounts distributed to the limited partners for the six months ended June 30, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contribution. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the six months ended June 30, 1997, the Partnership owned and leased 43 wholly owned Properties (including one Property in Orlando, Florida, which was sold in October 1997) and during the six months ended June 30, 1998, the Partnership owned and leased 42 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1998 and 1997, the Partnership earned $1,336,528 and $1,687,626, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases for these Properties, $500,978 and $835,866 of which was earned during the quarters ended June 30, 1998 and 1997, respectively. The decrease in rental and earned income during the quarter and six months ended June 30, 1998, as compared to the quarter and six months ended June 30, 1997, was primarily attributable to the fact that in June 1998, the tenant of the Properties in Philadelphia, Pennsylvania; Tampa, Florida and Overland Park, Kansas filed for bankruptcy and rejected the leases relating to these Properties. As a result, during the quarter and six months ended June 30, 1998, the Partnership wrote off approximately $311,100 of accrued rental income (non-cash accounting adjustment relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles). The Partnership also established an allowance for doubtful accounts during the quarter and six months ended June 30, 1998, of approximately $23,400 for rental and earned income amounts due from this tenant due to the fact that collection of such amounts is questionable. The general partners are currently seeking either replacement tenants or purchasers for these Properties. The Partnership will not recognize any rental and earned income from these Properties until replacement tenants or purchasers for these Properties are located.

         Rental and earned income also decreased during the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, due to the fact that in February 1997, the Partnership discontinued charging rent to the former tenant of the Denny's Property in Orlando, Florida, as a result of the former tenant vacating the Property. The Partnership sold this Property in October 1997, and in December 1997, reinvested the net sales proceeds in a Property in Miami, Florida, as tenants-in-common, with affiliates of the general partners.

         During the six months ended June 30, 1998 and 1997, the Partnership also earned $141,008 and $105,786, respectively, in contingent rental income, $75,085 and $58,019 of which was earned during the quarters ended June 30, 1998 and 1997, respectively. The increase in contingent rental income during the quarter and six months ended June 30, 1998, is partially attributable to the Partnership adjusting estimated contingent rental amounts accrued at December 31, 1997, to actual amounts during the quarter and six months ended June 30, 1998. The increase in contingent rental income is also partially due to an increase in gross sales of certain restaurant Properties whose leases require the payment of contingent rental income.

         During the six months ended June 30, 1997, the Partnership also owned and leased two Properties indirectly through joint venture arrangements and two Properties with affiliates of the general partners as tenants-in-common. During the six months ended June 30, 1998, the Partnership owned and leased three Properties as tenants-in-common with affiliates of the general partners and two Properties indirectly through joint venture arrangements. In connection therewith, during the six months ended June 30, 1998 and 1997, the Partnership earned $121,482 and $70,503, respectively, attributable to the net income earned by these joint ventures, $57,175 and $39,489 of which was earned during the quarters ended June 30, 1998 and 1997, respectively. The increase in net income earned by these joint ventures during the quarter and six months ended June 30, 1998, as compared to the quarter and six months ended June 30, 1997, is primarily attributable to the fact that in December 1997, the Partnership reinvested the net sales proceeds it received from the sale, in October 1997, of the Property in Orlando, Florida, in a Property located in Miami, Florida, with affiliates of the general partners as tenants-in-common.

         Operating expenses, including depreciation and amortization expense, were $318,478 and $325,858 for the six months ended June 30, 1998 and 1997, respectively, of which $156,655 and $156,458 were incurred for the quarters ended June 30, 1998 and 1997, respectively.

         During the quarter and six months ended June 30, 1997, the Partnership recorded an allowance for loss on land and net investment in the direct financing lease of $41,202 for financial reporting purposes relating to a Property in Orlando, Florida. The loss represented the difference between the Property's land carrying value and the carrying value of the net investment in the direct financing lease, as compared to the estimated net realizable value, based on the anticipated sales price of this Property from a third party. The Partnership sold this Property in October 1997.

         The general partners are in the process of analyzing the effects of the consensus reached by the Financial Accounting Standards Board in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods," issued in May 1998. The general partners do not expect that the conclusions reached in this consensus will have a material effect on the Partnership's financial position or results of operations.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of August, 1998.

                           CNL INCOME FUND XIII, LTD.

                           By: CNL REALTY CORPORATION
                               General Partner


                               By:  /s/ James M. Seneff, Jr.
                                    ---------------------------------
                                        JAMES M. SENEFF, JR.
                                        Chief Executive Officer
                                        (Principal Executive Officer)


                               By:  /s/ Robert A. Bourne
                                    ---------------------------------
                                        ROBERT A. BOURNE
                                        President and Treasurer
                                        (Principal Financial and
                                        Accounting Officer)