Form 10-Q
period 1998-09-30
CNL INCOME FUND XIII LTD
filed 1998-11-12
CIK 893562

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
             -------------------------------------------------------


                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
              ----------------------------------------------------


                             Commission file number
                                     0-23968
                          ----------------------------


                           CNL Income Fund XIII, Ltd.
      ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Florida                              59-3143094
       (State of other jurisdiction                (I.R.S. Employer
    of incorporation or organization)             Identification No.)


           400 E. South Street
             Orlando, Florida                            32801
 (Address of principal executive offices)             (Zip Code)


        Registrant's telephone number
        (including area code)                           (407) 650-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                    CONTENTS




Part I                                                        Page

    Item 1.  Financial Statements:

       Condensed Balance Sheets                               1

       Condensed Statements of Income                         2

       Condensed Statements of Partners' Capital              3

       Condensed Statements of Cash Flows                     4

       Notes to Condensed Financial Statements                5

    Item 2.  Management's Discussion and Analysis
                  of Financial Condition and
                  Results of Operations                       6-10


Part II

    Other Information                                         11

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             September 30,            December 31,
                                                                                  1998                    1997
                                                                            -----------------       ------------------
                        ASSETS

Land and buildings on operating leases, less
    accumulated depreciation of $2,008,739
    and $1,697,320                                                               $23,965,359             $22,788,618
Net investment in direct financing leases                                          6,359,594               7,910,470
Investment in joint ventures                                                       2,453,391               2,457,810
Cash and cash equivalents                                                            817,721                 907,980
Receivables, less allowance for doubtful
    accounts of $25,192 in 1998                                                       19,822                  23,946
Prepaid expenses                                                                      12,251                  10,368
Organization costs, less accumulated
    amortization of $10,000 and $9,422                                                    --                     578
Accrued rental income                                                              1,364,156               1,423,820
                                                                            -----------------       -----------------


                                                                                 $34,992,294             $35,523,590
                                                                            =================       =================


                    LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                             $         7,516         $         7,671
Accrued real estate taxes payable                                                     45,195                      --
Distributions payable                                                                850,002                 850,002
Due to related parties                                                                 5,483                   6,791
Rents paid in advance                                                                  5,571                   5,570
                                                                            -----------------       -----------------
       Total liabilities                                                             913,767                 870,034

Partners' capital                                                                 34,078,527              34,653,556
                                                                            -----------------       -----------------

                                                                                 $34,992,294             $35,523,590
                                                                            =================       =================




                 See accompanying notes to financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                          Quarter Ended                      Nine Months Ended
                                                          September 30,                        September 30,
                                                     1998               1997              1998              1997
                                                  ------------      -------------      ------------      ------------
Revenues:
    Rental income from operating
       leases                                     $   583,183        $   645,571        $1,815,609       $1,855,547
    Adjustments to accrued rental income                3,713                 --          (307,405 )             --
    Earned income from direct
       financing leases                               174,129            179,015           589,349          656,665
    Contingent rental income                           72,309             89,378           213,317          195,164
    Interest and other income                           8,081             17,913            41,267           39,198
                                                  ------------      -------------      ------------      -----------
                                                      841,415            931,877         2,352,137        2,746,574
                                                  ------------      -------------      ------------      -----------
Expenses:
    General operating and
       administrative                                  44,235             35,046           114,819          116,069
    Professional services                               5,089              4,520            19,724           16,533
    Bad debt expense                                       --            123,862                --          123,862
    Management fees to related parties                  8,472              8,340            26,246           25,596
    Real estate taxes                                  67,472                 --            70,360               --
    State and other taxes                                  --                 --            16,184           18,301
    Depreciation and amortization                     115,760             98,418           312,173          295,683
                                                  ------------      -------------      ------------      -----------
                                                      241,028            270,186           559,506          596,044
                                                  ------------      -------------      ------------      -----------

Income Before Equity in Earnings
    of Joint Ventures and Provision for
    Loss on Land and Net Investment
    in Direct Financing Lease                         600,387            661,691         1,792,631        2,150,530

Equity in Earnings of Joint Ventures                   60,864             39,217           182,346          109,720

Provision for Loss on Land and Net
    Investment in Direct Financing Lease                   --             (7,336 )              --          (48,538 )
                                                  ------------      -------------      ------------      -----------

Net Income                                         $  661,251        $   693,572        $1,974,977       $2,211,712
                                                  ============      =============      ============      ===========

Allocation of Net Income:
    General partners                               $    6,613        $     6,977        $   19,750        $  22,443
    Limited partners                                  654,638            686,595         1,955,227        2,189,269
                                                  ------------      -------------      ------------      -----------

                                                   $  661,251        $   693,572        $1,974,977       $2,211,712
                                                  ============      =============      ============      ===========

Net Income Per Limited Partner Unit                $     0.16        $      0.17        $      .49       $     0.55
                                                  ============      =============      ============      ===========

Weighted Average Number of Limited
    Partner Units Outstanding                       4,000,000          4,000,000         4,000,000        4,000,000
                                                  ============      =============      ============      ===========


                 See accompanying notes to financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL



                                                                   Nine Months Ended              Year Ended
                                                                     September 30,               December 31,
                                                                         1998                        1997
                                                              ----------------------------     ------------------
  General partners:
      Beginning balance                                              $     137,207               $     106,517
      Net income                                                            19,750                      30,690
                                                                   ----------------             ---------------
                                                                           156,957                     137,207
                                                                   ----------------             ---------------
  Limited partners:
      Beginning balance                                                 34,516,349                  34,911,420
      Net income                                                         1,955,227                   3,004,937
      Distributions ($0.64 and
         $0.85 per limited partner
         unit, respectively)                                            (2,550,006 )                (3,400,008 )
                                                                   ----------------             ---------------
                                                                        33,921,570                  34,516,349
                                                                   ----------------             ---------------

  Total partners' capital                                              $34,078,527                 $34,653,556
                                                                   ================             ===============




                 See accompanying notes to financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                              Nine Months Ended
                                                                                September 30,
                                                                         1998                    1997
                                                                    ---------------         ---------------
Increase (Decrease) in Cash and Cash
   Equivalents:

      Net Cash Provided by Operating Activities                       $  2,459,747            $  2,511,698
                                                                   ----------------         ---------------

      Cash Flows from Investing Activities:
         Investment in joint ventures                                           --                (550,000 )
         Decrease in restricted cash                                            --                 550,000
         Loan to tenant                                                         --                (196,980 )
                                                                   ----------------         ---------------
                Net cash used in investing activities                           --                (196,980 )
                                                                   ----------------         ---------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                              (2,550,006 )            (2,550,006 )
                                                                   ----------------         ---------------
                Net cash used in financing
                   activities                                           (2,550,006 )            (2,550,006 )
                                                                   ----------------         ---------------

Net Decrease in Cash and Cash Equivalents                                  (90,259 )              (235,288 )

Cash and Cash Equivalents at Beginning
   of Period                                                               907,980               1,103,568
                                                                   ----------------         ---------------

Cash and Cash Equivalents at End of
   Period                                                            $     817,721           $     868,280
                                                                   ================         ===============

Supplemental Schedule of Non-Cash Investing and Financing Activities

      Net investment  in  direct  financing
         leases reclassified  to  land  and
         buildings on operating leases as a
         result of lease termination                                 $   1,488,160           $          --
                                                                   ================         ===============

      Distributions declared and unpaid at end of
         period                                                      $     850,002           $     850,002
                                                                   ================         ===============



                 See accompanying notes to financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XIII, Ltd. (the "Partnership") for the year ended December 31, 1997.

         In May 1998, the Financial Accounting Standards Board reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods." Adoption of this consensus did not have a material effect on the Partnership's financial position or results of operations.

2.        Net Investment in Direct Financing Leases:

         During the nine months ended September 30, 1998, three of the Partnership's leases with Long John Silver's, Inc. were rejected in connection with the tenant filing for bankruptcy. As a result, the Partnership reclassified these assets from net investment in direct financing leases to land and buildings on operating leases. In accordance with Statement of Financial Accounting Standards #13, "Accounting for Leases," the Partnership recorded the reclassified assets at the lower of original cost, present fair value, or present carrying value. No loss on termination of direct financing leases was recorded for financial reporting purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1998, the Partnership owned 47 Properties which included two Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 1998 and 1997, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,459,747 and $2,511,698 for the nine months ended September 30, 1998 and 1997, respectively. The decrease in cash from operations for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, is primarily a result of changes in income and expenses as described below in "Results of Operations" and changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At September 30, 1998, the Partnership had $817,721 invested in such short-term investments, as compared to $907,980 at December 31, 1997. The funds remaining at September 30, 1998, will be used towards the payment of distributions and other liabilities.

         Total liabilities of the Partnership, including distributions payable, increased to $913,767 at September 30, 1998, from $870,034 at December 31, 1997, primarily as a result of the Partnership accruing real estate taxes in connection with certain Long John Silver's Properties, as described below in "Results of Operations." Total liabilities at September 30, 1998, to the extent that they exceed cash and cash equivalents at September 30, 1998, will be paid from future cash from operations.

         Based on current and future anticipated cash from operations, the Partnership declared distributions to the limited partners of $2,550,006 for each of the nine months ended September 30, 1998 and 1997 ($850,002 for each of the quarters ended September 30, 1998 and 1997). This represents distributions of $0.64 per unit for each applicable nine months ($0.21 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 1998 and 1997. No amounts distributed to the limited partners for the nine months ended September 30, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contribution. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         The general partners have been informed by CNL American Properties Fund, Inc. ("APF"), an affiliate of the general partners, that it intends to significantly increase its asset base by proposing to acquire affiliates of the general partners which have similar restaurant property portfolios, including the Partnership. APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Accordingly, the general partners anticipate that APF will make an offer to acquire the Partnership in exchange for securities of APF. The general partners have recently retained financial and legal advisors to assist them in evaluating and negotiating any offer that may be proposed by APF. However, at this time, APF has made no such offer. In the event that an offer is made, the general partners will evaluate it and if the general partners believe that the offer is worth pursuing, the general partners will promptly inform the limited partners. Any agreement to sell the Partnership would be subject to the approval of the limited partners in accordance with the terms of the partnership agreement.

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

Results of Operations

         During the nine months ended September 30, 1997, the Partnership owned and leased 43 wholly owned Properties (including one Property in Orlando, Florida, which was sold in October 1997) and during the nine months ended September 30, 1998, the Partnership owned and leased 42 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1998 and 1997, the Partnership earned $2,097,553 and $2,512,212, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases for these Properties, $761,025 and $824,586 of which was earned during the quarters ended September 30, 1998 and 1997, respectively. Rental and earned income decreased by approximately $100,100 and $101,400, respectively, during the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1997, primarily due to the fact that in June 1998, Long John Silver's, Inc., the tenant of three Properties, filed for bankruptcy and rejected the leases relating to these Properties. As a result, during the nine months ended September 30, 1998, the Partnership wrote off approximately $307,400 of accrued rental income (non-cash accounting adjustment relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles). In October 1998, the Partnership re-leased one of these Properties to a new tenant for which rent will commence in December 1998. The general partners are currently seeking either new tenants or purchasers for the two remaining Properties. The Partnership will not recognize any rental and earned income from the two remaining Properties until new tenants for these Properties are located or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties.

         During the nine months ended September 30, 1997, the Partnership also owned and leased two Properties indirectly through joint venture arrangements and two Properties with affiliates of the general partners as tenants-in-common. During the nine months ended September 30, 1998, the Partnership owned and leased three Properties as tenants-in-common with affiliates of the general partners and two Properties indirectly through joint venture arrangements. In connection therewith, during the nine months ended September 30, 1998 and 1997, the Partnership earned $182,346 and $109,720, respectively, attributable to the net income earned by these joint ventures, $60,864 and $39,217 of which was earned during the quarters ended September 30, 1998 and 1997, respectively. The increase in net income earned by these joint ventures during the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1997, is primarily attributable to the fact that in December 1997, the Partnership reinvested the net sales proceeds it received from the sale, in October 1997, of the Property in Orlando, Florida, in a Property located in Miami, Florida, with affiliates of the general partners as tenants-in-common.

         Operating expenses, including depreciation and amortization expense, were $559,506 and $596,044 for the nine months ended September 30, 1998 and 1997, respectively, of which $241,028 and $270,186 were incurred for the quarters ended September 30, 1998 and 1997, respectively. The decrease in operating expenses during the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1997, is partially attributable to the fact that during the quarter and nine months ended September 30, 1997, the Partnership recorded bad debt expense of approximately $54,800 for rental and other amounts, relating to the Denny's Property in Orlando, Florida, due to financial difficulties the tenant was experiencing. The Property was sold in October 1997, and in anticipation of the October sale, the Partnership wrote off as bad debt expense approximately $69,100 of amounts previously advanced during the nine months ended September 30, 1997.

         The decrease in operating expenses during the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1997, is partially offset by the fact that the Partnership accrued insurance and real estate taxes as a result of Long John Silver's, Inc. filing for bankruptcy and rejecting the leases relating to three Properties, in June 1998. The Partnership will continue to incur certain expenses, such as real estate taxes, insurance, and maintenance relating to these Properties until new tenants or purchasers are located. The Partnership is currently seeking either new tenants or purchasers for these Properties. In addition, the decrease in operating expenses during the quarter and nine months ended September 30, 1998, is partially offset by an increase in depreciation expense due to the fact that during the quarter and nine months ended September 30, 1998, the Partnership reclassified the assets from direct financing leases to operating leases, in accordance with Statement of Financial Accounting Standards #13, "Accounting for Leases," which requires the Partnership to record the reclassified leases at the lower of original cost, present fair value or present carrying value.

         During the quarter and nine months ended September 30, 1997, the Partnership established an allowance for loss on land and net investment in the direct financing lease in the amount of $7,336 and $48,538, respectively, for financial reporting purposes for the Property in Orlando, Florida. The total allowance for the Property represented the difference between (i) the sum of the Property's land carrying value and the carrying value of the net investment in the direct financing lease at September 30, 1997 and (ii) the net realizable value of $932,849 received as net sales proceeds received in conjunction with the sale of the Property in October 1997.

         In May 1998, the Financial Accounting Standards Board reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Period." Adoption of this consensus did not have a material effect on the Partnership's financial position or results of operations.

         The Year 2000 problem is the result of information technology systems and embedded systems (products which are made with microprocessor (computer) chips such as HVAC systems, physical security systems and elevators) using a two-digit format, as opposed to four digits, to indicate the year. Such information technology and embedded systems may be unable to properly recognize and process date-sensitive information beginning January 1, 2000.

         The Partnership does not have any information technology systems. Affiliates of the general partners provide all services requiring the use of information technology systems pursuant to a management agreement with the Partnership. The maintenance of embedded systems, if any, at the Partnership's properties is the responsibility of the tenants of the properties in accordance with the terms of the Partnership's leases. The general partners and affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Partnership, and the information technology and embedded systems and the Year 2000 compliance plans of the Partnership's tenants, significant suppliers, financial institutions and transfer agent.

         The information technology infrastructure of the affiliates of the general partners consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Partnership. The inability of the general partners and affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Partnership's business activities or operations. Accordingly, the general partners and affiliates have requested and are evaluating documentation from the suppliers of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Partnership. The costs expected to be incurred by the general partners and affiliates to become Year 2000 compliant will be incurred by the general partners and affiliates; therefore, these costs will have no impact on the Partnership's financial position or results of operations.

         The Partnership has material third party relationships with its tenants, financial institutions and transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. If any of these third parties are unable to meet their obligations to the Partnership because of the Year 2000 deficiencies, such a failure may have a material impact on the Partnership. Accordingly, the general partners have requested and are evaluating documentation from the Partnership's tenants, financial institutions, and transfer agent relating to their Year 2000 compliance plans. At this time, the general partners have not yet received sufficient certifications to be assured that the tenants, financial institutions, and transfer agent have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. Therefore, the general partners do not, at this time, know of the potential costs to the Partnership of any adverse impact or effect of any Year 2000 deficiencies by these third parties.

         The general partners currently expect that all year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership will be completed prior to June 30, 1999. Based on the progress the general partners and affiliates have made in identifying and addressing the Partnership's Year 2000 issues and the plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with the Partnership's Year 2000 compliance at this time. Because the general partners and affiliates are still evaluating the status of the systems used in business activities and operations of the Partnership and the systems of the third parties with which the Partnership conducts its business, the general partners have not yet developed a comprehensive contingency plan and are unable to identify "the most reasonably likely worst case scenario" at this time. As the general partners identify significant risks related to the Partnership's Year 2000 compliance or if the Partnership's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the general partners will develop appropriate contingency plans.

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

Item 4.          Submission of Matters to a Vote of Security Holders.

                      Inapplicable.

Item 5.          Other Information.  Inapplicable.

Item 6.          Exhibits and Reports on Form 8-K.

                 (a)  Exhibits - None.

                 (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             DATED this 11th day of November, 1998.


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