Form 10-K405
period 1998-12-31
CNL INCOME FUND XIII LTD
filed 1999-03-31
CIK 893562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________


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

       Registrant's telephone number, including area code: (407) 650-1000

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class:          Name of exchange on which registered:
              None                             Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

              Units of limited partnership interest ($10 per Unit)
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes  X   No
                                      -----   ----

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of 4,000,000 units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $10 per Unit.

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $35,324,831, and were used to acquire 47 Properties, including ten Properties consisting of only land, two Properties owned by joint ventures in which the Partnership is a co-venturer, and one Property acquired as tenants-in-common with affiliates of the General Partners, to pay acquisition fees to an affiliate of the General Partners totalling $2,200,000, to pay miscellaneous acquisition expenses and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1996, the Partnership sold its Property in Richmond, Virginia, consisting of land only. During the year ended December 31, 1997, the Partnership reinvested the net sales proceeds from the sale of the Property in Richmond, Virginia, in a Burger King Property located in Akron, Ohio, with an affiliate of the General Partners as tenants-in-common. In addition, during the year ended December 31, 1997, the Partnership sold its Property in Orlando, Florida, to a third party and reinvested the net sales proceeds in a Chevy's Fresh Mex Property located in Miami, Florida, with an affiliate of the General Partners as tenants-in-common. As a result of the above transactions, as of December 31, 1998, the Partnership owned 47 Properties, including eight Properties consisting of land only, interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates as tenants-in-common. The lessee of the eight Properties consisting of land only, owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. The Partnership leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. APF has agreed to issue shares of its common stock, par value $0.01 per share (the "APF Shares"), as consideration for the Merger. At a special meeting of the partners that is expected to be held in the third quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the Limited Partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. See Item 8.
Financial Statements and Supplementary Data -- Note 11. Subsequent Event.

         In the event that the Limited Partners vote against the Merger, the Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer provide for initial terms ranging from 6 to 20 years (the average being 19 years), and expire between 2000 and 2018. All leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $27,400 to $191,900. A majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years, the annual base rent required under the terms if the lease will increase.

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

         In June 1998, Long John Silver's, Inc., filed for bankruptcy and rejected the leases relating to three of the eight Properties that it leased and ceased making rental payments to the Partnership under such leases. In October 1998, the Partnership entered into a new lease with a new tenant to operate one of the rejected Properties as a Lion's Choice restaurant. The lease terms for this Property are substantially the same as the Partnership's other leases as described above. In November 1998, the Partnership also entered into a new lease with a new tenant for one of the rejected Properties. The Partnership has agreed to fund up to $600,000 to convert the Long John Silver's Property into a Steak-N-Shake. The Partnership anticipates entering into an agreement with an affiliate of the General Partners to fund a portion of these conversion costs. Rent is scheduled to commence during the second quarter of 1999. The lease terms for this Property are substantially the same as the Partnership's other leases as described above. The General Partners are currently seeking either a new tenant or purchaser for the remaining Property. The Partnership will not recognize rental and earned income from the remaining vacant Property until a new tenant for this Property is located or until the Property is sold and the proceeds from such sale is reinvested in an additional Property. As of March 11, 1999, the Partnership has been receiving rental payments on the five leases that have not been rejected. While Long John Silver's, Inc. has not rejected or affirmed the remaining five leases, there can be no assurance that some or all of the leases will not be rejected in the future. The lost revenues resulting from the vacant Property, as described above, and the possible rejection of the remaining five leases could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease these Properties in a timely manner.

Major Tenants

         During 1998, four lessees of the Partnership, Flagstar Enterprises, Inc., Long John Silver's, Inc., Golden Corral Corporation and Foodmaker, Inc., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from two Properties owned by joint ventures and three Properties owned with an affiliate as tenants-in-common). As of December 31, 1998, Flagstar Enterprises, Inc. was the lessee under leases relating to 11 restaurants, Long John Silver's, Inc. was the lessee under leases relating to five restaurants, (excluding three restaurants for which Long John Silver's, Inc. rejected the leases as a result of filing for bankruptcy, as described above), Golden Corral Corporation was the lessee under leases relating to three restaurants and Foodmaker, Inc. was the lessee under leases relating to five restaurants. It is anticipated that based on the minimum rental payments required by the leases, Flagstar Enterprises, Inc., Golden Corral Corporation and Foodmaker, Inc. each will continue to contribute more than ten percent of the Partnership's total rental income in 1999. In addition, five Restaurant Chains, Long John Silver's, Hardee's, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Jack in the Box and Burger King, each accounted for more than ten percent of the Partnership's total rental income during 1998 (including the Partnership's share of rental income from two Properties owned by joint ventures and three Properties owned with affiliates as tenants-in-common). It is anticipated that Hardee's, Golden Corral, Jack in the Box and Burger King each will continue to account for more than ten percent of the Partnership's total rental income under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

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

         In addition to the above joint venture agreements, the Partnership entered into an agreement to hold an Arby's Property as tenants-in-common with an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns a 66.13% interest in this Property.

         In addition, in January and December 1997, the Partnership entered into agreements to hold a Burger King Property and a Chevy's Fresh Mex Property, respectively, as tenants-in-common with affiliates of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Properties in proportion to each co-venturer's percentage interest. The Partnership owns a 63.09% and 47.83% interest in the Burger King Property and the Chevy's Fresh Mex Property, respectively.

Certain Management Services

         CNL Fund Advisors, Inc., an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, CNL Fund Advisors, Inc. is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Fund Advisors, Inc. also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay CNL Fund Advisors, Inc. an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer and the Properties held as tenants-in-common with an affiliate, but not in excess of competitive fees for comparable services.

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


Item 2.  Properties

         As of December 31, 1998, the Partnership owned, either directly or through joint venture arrangements, 47 Properties, located in 17 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 19,900 to 145,400 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the nine Checkers Properties are owned by the tenant while the land parcels are owned by the Partnership. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the building owned by the Partnership range from approximately 1,900 to 11,500 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

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

         Leases  with  Major   Tenants.   The  terms  of  the  leases  with  the
Partnership's major tenants as of December 31, 1998 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Flagstar Enterprises, Inc. leases 11 Hardee's restaurants. The initial term of each lease is 20 years (expiring in 2013) and the average minimum base annual rent is approximately $58,700 (ranging from approximately $48,800 to $65,700).

         Long John Silver's, Inc. leases five Long John Silver's restaurants. The initial term for four of the leases is 20 years (expiring in 2013) and the initial term of the fifth lease, which the Partnership assumed from an unrelated, third party in connection with the acquisition of the related Property, is six years (expiring in 2000). The average minimum base annual rent is approximately $75,500 (ranging from approximately $34,800 to $103,300).

         Golden Corral Corporation leases three Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2008 and 2009) and the average minimum base annual rent is approximately $177,900 (ranging from approximately $168,600 to $186,200).

         Foodmaker, Inc. leases five Jack in the Box restaurants. The initial term of each lease is 18 years (expiring between 2010 and 2011) and the average minimum base annual rent is approximately $85,400 (ranging from approximately $59,900 to $95,600).

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



                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of March 11, 1999 there were 3,049 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 1998, the price paid for any Unit transferred pursuant to the Plan was $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1998 and 1997 other than pursuant to the Plan.

                                                 1998 (1)                                1997 (1)
                                     ----------------------------------      ----------------------------------
                                      High        Low         Average         High         Low        Average
                                     -------     -------     ----------      --------    --------    ----------
       First Quarter                  $8.67       $8.40          $8.53         $9.50       $8.00         $9.11
       Second Quarter                  9.50        7.90           8.54          8.41        7.30          7.97
       Third Quarter                   8.95        8.81           8.85          9.50        8.05          8.50
       Fourth Quarter                  9.50        8.97           9.16          9.50        8.80          9.01


(1)      A total of 30,350 and 23,177 Units were transferred other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  1998  and  1997,
         respectively.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 1998 and 1997, the Partnership declared cash distributions of $3,400,008, to the Limited Partners. Distributions of $850,002 were declared at the close of each of the Partnership's calendar quarters during 1998 and 1997 to the Limited Partners. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis. No amounts distributed to partners for the years ended December 31, 1998 and 1997 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.



Item 6.  Selected Financial Data
                                           1998           1997           1996            1995            1994
                                       -------------  -------------- -------------- ---------------  --------------
Year ended December 31:
     Revenues (1)                        $3,482,210    $ 3,832,470     $ 3,795,754     $ 3,956,874     $ 3,679,212
     Net income (2)                       2,495,855      3,035,627       3,231,815       3,319,174       3,117,632
     Cash distributions declared          3,400,008      3,400,008       3,400,008       3,375,011       3,025,009
     Net income per Unit (2)                   0.62           0.75            0.80            0.82            0.77
     Cash distributions declared
         per Unit                              0.85           0.85            0.85            0.84            0.76

At December 31:
     Total assets                       $34,687,493    $35,523,590     $35,945,070     $36,054,757     $36,145,882
     Partners' capital                   33,749,403     34,653,556      35,017,937      35,186,130      35,241,967



(1) Revenues include equity in earnings of joint ventures and adjustments to accrued rental income due to the tenant of certain Properties filing for bankruptcy.

(2) Net income for the year ended December 31, 1998 includes a provision for loss on building of $297,885. Net income for the year ended December 31, 1997, includes a loss on sale of land and direct financing lease of $48,538. Net income for the year ended December 31, 1996, includes a gain on sale of land of $82,855.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1998, the Partnership owned 47 Properties, either directly or through joint venture arrangements.

Liquidity and Capital Resources

         The Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,277,301, $3,273,557 and $3,367,581 for the years ended December 31, 1998,
1997, and 1996, respectively. The increase in cash from operations during 1998, as compared to 1997, and the decrease in cash from operations during 1997 as compared to 1996, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital during each of the respective years.

         Other sources and uses of capital included the following during the years ended December 31, 1998, 1997, and 1996.

         In November 1996, the Partnership sold its Property in Richmond, Virginia, to the tenant and received sales proceeds of $550,000, resulting in a gain of $82,855 for financial reporting purposes. This Property was originally acquired by the Partnership in March 1994, and had a cost of approximately $415,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $134,600 in excess of its original purchase price. In January 1997, the Partnership reinvested the net sales proceeds in a Property located in Akron, Ohio, with an affiliate of the General Partners as tenants-in-common. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 1998, the Partnership owned a 63.09% interest in this Property. The sale of the Property in Richmond, Virginia, and the reinvestment of the net sales proceeds in a Property in Akron, Ohio, were structured to qualify as a like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code. As a result, no gain was recognized for federal income tax purposes. Therefore, the Partnership was not required to distribute any of the net sales proceeds from the sale of this Property to Limited Partners for the purpose of paying federal and state income taxes.

         In October 1997, the Partnership sold its Property in Orlando, Florida, to a third party, for $953,371 and received net sales proceeds of $932,849, resulting in a loss of $48,538 for financial reporting purposes. In December 1997, the Partnership reinvested the net sales proceeds in a Property located in Miami, Florida, with affiliates of the General Partners as tenants-in-common. In connection therewith, the Partnership and its affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 1998, the Partnership owned a 47.83% interest in this Property.

         During the year ended December 31, 1997, the Partnership loaned $196,980 to the former tenant of the Denny's Property in Orlando, Florida in order to facilitate the sale of the Property. Upon the sale of the Property in October 1997, the Partnership collected $127,843 of the amounts advanced and wrote off the balance of $69,137.

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

         Currently, rental income from the Partnership Properties is invested in money market accounts or other short-term highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 1998, the Partnership had $766,859 invested in such short-term investments as compared to $907,980 at December 31, 1997. The decrease in cash and cash equivalents during the year ended December 31, 1998, is primarily the result of an increase in rents due at December 31, 1998. The funds remaining at December 31, 1998, will be used towards the payment of distributions and other liabilities.

         During  1998,  1997,  and  1996,  affiliates  of the  General  Partners incurred on behalf of the Partnership $101,134, $87,870, and $97,819, respectively, for certain operating expenses. As of December 31, 1998 and 1997, the Partnership owed $22,529 and $6,791, respectively, to related parties for such amounts, accounting and administrative services and management fees. As of March 11, 1999, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, increased to $915,561 at December 31, 1998, from $863,243 at December 31, 1997, primarily as the result of an increase in rents paid in advance and deposits at December 31, 1998. Total liabilities for the year ended December 31, 1998, to the extent they exceed cash and cash equivalents, will be paid from future cash from operations. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on current and future anticipated cash from operations, the Partnership declared distributions to the Limited Partners of $3,400,008 for each of the years ended December 31, 1998, 1997, and 1996. This represents distributions of $0.85 per Unit for each of the years ended December 31, 1998, 1997 and 1996. No amounts distributed to the Limited Partners for the years ended December 31, 1998, 1997, and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the
Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         In November 1998, the Partnership entered into a new lease for the Property located in Tampa, Florida, with a new tenant to operate the Property as a Steak-N-Shake restaurant. In connection therewith, the Partnership has agreed to fund up to $600,000 in conversion costs associated with this Property. No amounts were funded as of the year ended December 31, 1998.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. As consideration for the Merger, APF has agreed to issue 3,886,185 APF Shares which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in APF's most recent public offering. In order to assist the General Partners in evaluating the proposed merger consideration, the General Partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $38,283,180 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former Limited Partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The General Partners intend to recommend that the Limited Partners of the Partnership approve the Merger. In connection with their recommendation, the General Partners will solicit the consent of the Limited Partners at the special meeting.

Results of Operations

         During  1996,  the  Partnership   owned  and  leased  44  wholly  owned
Properties (including one Property in Richmond, Virginia, which was sold in November 1996), during 1997, the Partnership owned and leased 43 wholly owned Properties (including one Property in Orlando, Florida, which was sold in October 1997), and during 1998, the Partnership owned and leased 42 wholly owned Properties. During 1998, 1997, and 1996, the Partnership was a co-venturer in two separate joint ventures that each owned and leased one Property. In addition, during 1996, the Partnership owned and leased one Property, and during 1997 and 1998, owned and leased three Properties, with affiliates of the General Partners as tenants-in-common. As of December 31, 1998, the Partnership owned, either directly, as tenants-in-common with affiliates or through joint venture arrangements, 47 Properties which are subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $27,400 to $191,900. A majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years, the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1.
Business - Leases and Item 2.  Properties, respectively.

         During the years ended December 31, 1998, 1997, and 1996, the Partnership earned $2,862,491, $3,347,609, and $3,376,286, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from Properties wholly owned by the Partnership. Rental and earned income decreased by approximately $211,400 during 1998, as compared to 1997, primarily due to the fact that in June 1998, Long John Silver's, Inc., filed for bankruptcy and rejected the leases relating to three of the eight Properties it leased and ceased making rental payments on the three rejected leases. The Partnership continued receiving rental payments relating to the leases not rejected by the tenant. In conjunction with the three rejected leases, during the year ended December 31, 1998, the Partnership wrote off approximately $307,400 of accrued rental income (non-cash accounting adjustment relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles). During 1998, the Partnership re-leased two of these Properties to new tenants. Rental payments commenced in December 1998 for one lease and the other lease has a scheduled rent commencement date of March 1999. The General Partners are currently seeking either a new tenant or a purchaser for the remaining property. The Partnership will not recognize rental and earned income from the remaining Property until a new tenant is located or until the Property is sold and the proceeds from such sale is reinvested in an additional Property. While Long John Silver's, Inc. has not rejected or affirmed the remaining five leases, there can be no assurance that some or all of the leases will not be rejected in the future. The lost revenues resulting from the remaining vacant Property and the possible rejection of the remaining five leases could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease these Properties in a timely manner.

         The decrease in rental and earned income during 1997, as compared to 1996, was partially attributable to a decrease of approximately $116,200 as a result of the fact that in February 1997, the former tenant of the Denny's Property in Orlando, Florida, ceased making rental payments as a result of the former tenant vacating the Property.

         The decrease in rental and earned income during 1997, as compared to 1996, was partially offset by the fact that the Partnership established an allowance for doubtful accounts of approximately $15,300 and $85,400 during 1997 and 1996, respectively, for past due rental amounts relating to the Denny's Property in Orlando, Florida, due to financial difficulties the tenant was experiencing. The decrease during 1997, as compared to 1996, was also offset by the fact that during 1996, the Partnership established an allowance for doubtful accounts of approximately $72,700 for accrued rental income amounts previously recorded (due to the fact that future scheduled rent increases are recognized on a straight-line basis over the term of the lease in accordance with generally accepted accounting principles). No such allowance was recorded during 1997. The Partnership sold this Property in October 1997, and reinvested the net sales proceeds in a Property in Miami, Florida, as tenants-in-common, with affiliates of the General Partners, as described above in "Liquidity and Capital Resources."

         In addition, the decrease in rental and earned income during 1997, as compared to 1996, is partially attributable to a decrease of approximately $46,200, due to the fact that the Partnership sold its Property in Richmond, Virginia, in November 1996. The Partnership reinvested the net sales proceeds in a Property located in Akron, Ohio, as tenants-in-common, with an affiliate of the General Partners, as described above in "Liquidity and Capital Resources."

         For the years ended December 31, 1998, 1997, and 1996, the Partnership also earned $326,906, $287,751, and $299,495, respectively, in contingent rental income. The increase in contingent rental income during 1998, as compared to 1997, is primarily the result of the gross sales of four restaurant Properties meeting the threshold during 1998, under the terms of their leases requiring payment of contingent rental income. The decrease in contingent rental income during 1997, as compared to 1996, is primarily the result of the Partnership adjusting estimated contingent rental amounts accrued at December 31, 1996, to actual amounts during the year ended December 31, 1997.

         In addition, for the years ended December 31, 1998, 1997, and 1996, the Partnership earned $243,492, $150,417, and $60,654, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by these joint ventures during 1998, as compared to 1997, is primarily attributable to the fact that in December 1997, the Partnership reinvested the net sales proceeds it received from the sale, in October 1997, of the Property in Orlando, Florida, in a Property located in Miami, Florida, with affiliates of the general partners as tenants-in-common, as described above in "Liquidity and Capital Resources." The increase during 1997, as compared to 1996 is primarily attributable to the fact that in January 1997, the Partnership reinvested the net sales proceeds from the sale of the Property in Richmond, Virginia, in a Property in Akron, Ohio, with an affiliate of the General Partners, as tenants-in-common as described above in "Liquidity and Capital Resources."

         During the year ended December 31, 1998, four of the Partnership's lessees, Flagstar Enterprises, Inc., Long John Silver's, Inc., Golden Corral Corporation, and Foodmaker, Inc. each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from two Properties owned by joint ventures and three Properties owned with affiliates as tenants-in-common). As of December 31, 1998, Flagstar Corporation was the lessee under leases relating to 11 restaurants, Long John Silver's, Inc. was the lessee under leases relating to five restaurants, (excluding three restaurants for which Long John Silver's, Inc. rejected the leases as a result of filing for bankruptcy, as described above), Golden Corral Corporation was the lessee under leases relating to three restaurants, and Foodmaker, Inc. was the lessee under leases relating to five restaurants. During 1998, Long John Silver's Inc. filed for bankruptcy. It is anticipated that based on the minimum rental payments required by the leases, Flagstar Enterprises, Inc., Golden Corral Corporation and Foodmaker, Inc. each will continue to contribute more than ten percent of the Partnership's total rental income during 1999. In addition, during the year ended December 31, 1998, five Restaurant Chains, Long John Silver's, Hardee's, Golden Corral, Jack in the Box, and Burger King, each accounted for more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from two Properties owned by joint ventures and three Properties owned with affiliates as tenants-in-common). It is anticipated that Hardee's, Golden Corral, Jack in the Box and Burger King, each will continue to account for more than ten percent of the total rental income under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $688,470, $748,305, and $646,794 for the years ended December 31, 1998,
1997, and 1996, respectively. The decrease in operating expenses during 1998, as compared to 1997, is partially attributable to, and the increase in operating expenses during 1997, as compared to 1996, is primarily the result of, the fact that during 1997, the Partnership recorded bad debt expense of approximately $54,000 for rental amounts due from the former tenant of the Denny's Property in Orlando, Florida, as a result of the fact that the former tenant ceased making rental payments. The Partnership ceased collection efforts on rental amounts not collected from the tenant at the sale of the Property in October, 1997, as described above in "Liquidity and Capital Resources." In addition, during 1997 the Partnership recorded bad debt expense of approximately $69,100 relating to the advances made to the former tenant of the Denny's Property in Orlando, Florida, that were not recovered from the former tenant, as described above in "Liquidity and Capital Resources."

         The decrease in operating expenses during 1998, as compared to 1997, is partially offset by an increase in insurance and real estate tax expenses as a result of Long John Silver's, Inc. filing for bankruptcy and rejecting the leases relating to three Properties in June 1998. During 1998, the Partnership entered into two leases, each with a new tenant for two of the three vacant Properties, to operate the Properties as a Lions Choice restaurant and a Steak-N-Shake restaurant, as described above. In accordance with the lease agreement, the new tenant of the Lions Choice Property is responsible for real estate taxes, insurance and maintenance relating to this Property; therefore, the General Partners do not anticipate the Partnership will incur these expenses for this Property in the future. The Partnership will continue to incur these expenses relating to the Property that is expected to be converted into a Steak-N-Shake Property until the conversion is completed, at which point the tenant will be responsible for these expenses under the terms of the lease. In addition, the Partnership will continue to incur these expenses, relating to the one remaining vacant Property until a new tenant or purchaser is located. The Partnership is currently seeking either a new tenant or a purchaser for this Property. In addition, the decrease in operating expenses during 1998, is partially offset by an increase in depreciation expense due to the fact that during 1998, the Partnership reclassified the three vacant Properties from net investment in direct financing leases to land and building on operating leases. The decrease in operating expenses during 1998 is also partially offset by the fact that the Partnership has incurred $23,291 in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described above in "Liquidity and Capital Resources." If the Limited Partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the General Partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.


         During the year ended December 31, 1998, the Partnership recorded a provision for loss on building in the amount of $297,885 for financial purposes relating to one of the Properties for which Long John Silver's, Inc. rejected the lease. The allowance represents the difference between the Property's carrying value at December 31, 1998 and the current estimate of net realizable value at December 31, 1998 for the Property. No such allowance was established during the years ended December 31, 1997 and 1996.

         As a result of the sale of the Property in Orlando, Florida, as described above in "Liquidity and Capital Resources," the Partnership recognized a loss for financial reporting purposes of $48,538 for the year ended December 31, 1997. In addition, as a result of the sale of the Property in Richmond,
Virginia, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain of $82,855 for financial reporting purposes for the year ended December 31, 1996. No Properties were sold during 1998.

         The Partnership's leases as of December 31, 1998, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in based rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Year 2000

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

         The Partnership currently does not have any information technology systems. Affiliates of the General Partners provide all services requiring the use of information technology systems pursuant to a management agreement with the Partnership. The maintenance of embedded systems, if any, at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases. The General Partners and affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Partnership, and the information technology and embedded systems and the Year 2000 compliance plans of the Partnership's tenants, significant suppliers, financial institutions and transfer agent.

         The information technology infrastructure of the affiliates of the General Partners consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Partnership. The inability of the General Partners and affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Partnership's business activities or operations. Accordingly, the General Partners and affiliates have requested and are evaluating documentation from the suppliers of the software and infrastructure of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Partnership. The General Partners and affiliates have not yet received sufficient certifications to be assured that the suppliers have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. The costs expected to be incurred by the General Partners and affiliates to become Year 2000 compliant will be incurred by the General Partners and affiliates; therefore, these costs will have no impact on the Partnership's financial position or results of operations.

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

         The General Partners currently expect that all year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership will be completed prior to June 30, 1999. Based on the progress the General Partners and affiliates have made in identifying and addressing the Partnership's Year 2000 issues and the plan and timeline to complete the compliance program, the General Partners do not foresee significant risks associated with the Partnership's Year 2000 compliance at this time. Because the General Partners and affiliates are still evaluating the status of the information technology systems used in business activities and operations of the Partnership and the systems of the third parties with which the Partnership conducts its business, the General Partners have not yet developed a comprehensive contingency plan and are unable to identify "the most reasonably likely worst case scenario" at this time. If the General Partners identify significant risks related to the Partnership's Year 2000 compliance or if the Partnership's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the General Partners will develop appropriate contingency plans.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


Item 8.  Financial Statements and Supplementary Data

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS








                                                                     Page
                                                                     ----

Report of Independent Accountants                                     14

Financial Statements:

  Balance Sheets                                                      15

  Statements of Income                                                16

  Statements of Partners' Capital                                     17

  Statements of Cash Flows                                            18

  Notes to Financial Statements                                       20

                        Report of Independent Accountants



To the Partners
CNL Income Fund XIII, Ltd.


In our opinion,  the financial  statements  listed in the index  appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund XIII, Ltd. (a Florida limited partnership) at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





Orlando, Florida
February 1, 1999, except for Note 11 for which the date is March 11, 1999

                                             CNL INCOME FUND XIII, LTD.
                                           (A Florida Limited Partnership)

                                                   BALANCE SHEETS
                                                   --------------



                                                                                           December 31,
                                                                                   1998                     1997
                                                                             -----------------         ----------------
                         ASSETS

Land and buildings on operating leases, less
    accumulated depreciation and allowance
    for loss on building                                                          $22,945,358              $22,788,618
Net investment in direct financing leases                                           6,951,890                7,910,470
Investment in joint ventures                                                        2,451,336                2,457,810
Cash and cash equivalents                                                             766,859                  907,980
Receivables, less allowance for doubtful
    accounts of $532 in 1998                                                          121,119                   23,946
Prepaid expenses                                                                        8,453                   10,368
Lease costs                                                                            17,875                       --
Organization costs, less accumulated
    amortization of $10,000 and $9,422                                                     --                      578
Accrued rental income                                                               1,424,603                1,423,820
                                                                             -----------------         ----------------

                                                                                  $34,687,493              $35,523,590
                                                                             =================         ================


                     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                    $   4,068                $   7,671
Accrued and escrowed real estate taxes
    payable                                                                             6,923                       --
Distributions payable                                                                 850,002                  850,002
Due to related parties                                                                 22,529                    6,791
Rents paid in advance and deposits                                                     54,568                    5,570
                                                                             -----------------         ----------------
       Total liabilities                                                              938,090                  870,034

Commitment (Note 10)

Partners' capital                                                                  33,749,403               34,653,556
                                                                             -----------------         ----------------

                                                                                  $34,687,493              $35,523,590
                                                                             =================         ================


                 See accompanying notes to financial statements.




                                             CNL INCOME FUND XIII, LTD.
                                           (A Florida Limited Partnership)

                                                STATEMENTS OF INCOME

                                                                            Year Ended December 31,
                                                                1998                 1997                 1996
                                                            --------------       --------------       --------------
Revenues:
    Rental income from
       operating leases                                       $ 2,404,934          $ 2,371,062          $ 2,477,156
    Adjustments to accrued rental
       income                                                    (307,405 )                 --                   --
    Earned income from direct
       financing leases                                           764,962              976,547              899,130
    Contingent rental income                                      326,906              287,751              299,495
    Interest and other income                                      49,321               46,693               59,319
                                                            --------------       --------------       --------------
                                                                3,238,718            3,682,053            3,735,100
                                                            --------------       --------------       --------------
Expenses:
    General operating and
       administrative                                             150,239              152,918              156,466
    Bad debt expense                                                   --              123,071                   --
    Professional services                                          26,869               25,595               33,746
    Management fees to related party                               35,257               34,321               35,675
    Real estate taxes                                              13,989                   --               10,680
    State and other taxes                                          16,172               18,301               16,793
    Depreciation and amortization                                 422,653              394,099              393,434
    Transaction costs                                              23,291                   --                   --
                                                            --------------       --------------       --------------

                                                                  688,470              748,305              646,794
                                                            --------------       --------------       --------------
Income Before Equity in Earnings of
    Joint Ventures, Gain (Loss) on
    Sale of Land,  Buildings  and  Investment
in  Direct Financing Lease, and Provision                       2,550,248            2,933,748            3,088,306
    for Loss on Building

Equity in Earnings of Joint Ventures                              243,492              150,417               60,654

Gain (Loss) on Sale of Land, Buildings and
    Investment in Direct Financing Lease                               --              (48,538 )             82,855

Provision for Loss on Building                                   (297,885 )                 --                   --
                                                            --------------       --------------       --------------

Net Income                                                    $ 2,495,855          $ 3,035,627          $ 3,231,815
                                                            ==============       ==============       ==============

Allocation of Net Income:
    General partners                                           $   26,667           $   30,690           $   31,490
    Limited partners                                            2,469,188            3,004,937            3,200,325
                                                            --------------       --------------       --------------
                                                              $ 2,495,855          $ 3,035,627          $ 3,231,815
                                                            ==============       ==============       ==============

Net Income Per Limited Partner Unit                             $    0.62            $    0.75            $    0.80
                                                            ==============       ==============       ==============

Weighted Average Number of
    Limited Partner Units Outstanding                           4,000,000            4,000,000            4,000,000
                                                            ==============       ==============       ==============


                 See accompanying notes to financial statements.




                                                                           CNL INCOME FUND XIII, LTD.
                                                                         (A Florida Limited Partnership)

                                                                         STATEMENTS OF PARTNERS' CAPITAL

                                                                  Years Ended December 31, 1998, 1997, and 1996


                                  General Partners                                 Limited Partners
                            --------------------------- -------------------------------------------------------------------------
                                            Accumulated                                Accumulated   Syndication
                             Contributions   Earnings    Contributions  Distributions   Earnings        Costs            Total
                            -------------- ------------ --------------  -------------  -----------   -----------     -------------

Balance, December 31, 1995     $  1,000     $  74,027    $ 40,000,000   $ (7,528,384)  $7,304,656    $(4,665,169)     $35,186,130

    Distribution to limited
       partners ($0.85 per
       limited partner unit)         --            --              --     (3,400,008)          --             --       (3,400,008 )
    Net income                       --        31,490              --             --    3,200,325             --        3,231,815
                              ---------   -----------  --------------   -------------  ----------   ------------    -------------

Balance, December 31, 1996        1,000       105,517      40,000,000    (10,928,392)  10,504,981     (4,665,169)     35,017,937

    Distribution to limited
       partners ($0.85 per
       limited partner unit)         --            --              --     (3,400,008)          --             --       (3,400,008 )
    Net income                       --        30,690              --             --    3,004,937             --        3,035,627
                              ---------   -----------  --------------   -------------  ----------   ------------      -----------

Balance, December 31, 1997        1,000       136,207      40,000,000    (14,328,400)  13,509,918     (4,665,169)     34,653,556
    Distribution to limited
       partners ($0.85 per
       limited partner unit)         --            --              --     (3,400,008)          --             --       (3,400,008 )
    Net income                       --        26,667              --             --    2,469,188             --        2,495,855
                              ---------   -----------  --------------   ------------   ----------   ------------      -----------

Balance, December 31, 1998     $  1,000     $ 162,874    $ 40,000,000   $(17,728,408) $15,979,106    $(4,665,169)     $33,749,403
                              =========   ===========  ==============   ============= ===========   ============     =============



                 See accompanying notes to financial statements.




                                             CNL INCOME FUND XIII, LTD.
                                           (A Florida Limited Partnership)

                                              STATEMENTS OF CASH FLOWS


                                                                                   Year Ended December 31,
                                                                      1998                   1997                1996
                                                                 ----------------       ----------------     ----------------


Increase (Decrease) in Cash and Cash
   Equivalents:

      Cash Flows from Operating Activities:
         Cash received from tenants                                   $3,235,985            $3,329,633            $3,476,985
         Distributions from joint ventures                               250,270               151,322                93,700
         Cash paid for expenses                                         (245,273 )            (236,793  )           (251,454 )
         Interest received                                                36,319                29,395                48,350
                                                                 ----------------       ----------------     ----------------
             Net cash provided by operating
                activities                                             3,277,301             3,273,557             3,367,581
                                                                 ----------------       ----------------     ----------------

      Cash Flows from Investing Activities:
         Proceeds from sale of land and building                              --               932,849               550,000
         Advances to tenant                                                   --              (196,980  )                 --
         Repayment of advances                                                --               127,843                    --
         Investment in joint ventures                                       (539 )          (1,482,849  )                 --
         Payment of lease costs                                          (17,875 )                  --                    --
         Decrease (increase) in restricted cash                               --               550,000              (550,000 )
                                                                 ----------------       ----------------     ----------------
             Net cash used in investing activities                       (18,414 )             (69,137  )                 --
                                                                 ----------------       ----------------     ----------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                            (3,400,008 )          (3,400,008  )         (3,400,008 )
                                                                 ----------------       ----------------     ----------------
                Net cash used in financing activities                 (3,400,008 )          (3,400,008  )         (3,400,008 )
                                                                 ----------------       ----------------     ----------------

Net Decrease in Cash and Cash Equivalents                               (141,121 )            (195,588  )            (32,427 )

Cash and Cash Equivalents at Beginning of Year                           907,980             1,103,568             1,135,995
                                                                 ----------------       ----------------     ----------------

Cash and Cash Equivalents at End of Year                               $ 766,859             $ 907,980            $1,103,568
                                                                 ================       ================     ================








                 See accompanying notes to financial statements.




                                             CNL INCOME FUND XIII, LTD.
                                           (A Florida Limited Partnership)

                                        STATEMENTS OF CASH FLOWS - CONTINUED


                                                                             Year Ended December 31,

                                                                   1998               1997               1996
                                                              ---------------    ---------------    ----------------
Reconciliation of Net Income to Net Cash
   Provided by Operating Activities:

      Net income                                                $  2,495,855       $  3,035,627        $  3,231,815
                                                              ---------------    ---------------    ----------------
      Adjustments to reconcile netincome to
         net cash  provided  by  operating
         activities:
             Bad debt expense                                             --            123,071                  --
             Depreciation                                            421,840            391,434             391,434
             Amortization                                                637              2,665               2,000
             Equity in earnings of joint ventures,
                net of distributions                                   6,954                905              33,046
             Loss (gain) on sale of land and
                building                                                  --             48,538             (82,855 )
             Provision for loss on building                          297,885                 --                  --
             Decrease (increase) in receivables                      (97,173 )           23,845             (28,034 )
             Decrease in net investment in direct
                financing leases                                      82,115             84,646              80,214
             Increase (decrease) in prepaid
                expenses                                               1,915             (1,225 )            (5,005 )
             Increase in accrued rental income                          (783 )         (378,850 )          (313,540 )
             Increase (decrease) in accounts
                payable and accrued expenses                           3,320            (12,761 )            12,137
             Increase (decrease) in due to related
                parties                                               15,738              4,197              (4,773 )
             Increase (decrease) in rents paid in
                advance and deposits                                  48,998            (48,535 )            51,142
                                                              ---------------    ---------------    ----------------
                   Total adjustments                                 781,446            237,930             135,766
                                                              ---------------    ---------------    ----------------

Net Cash Provided by Operating Activities                       $  3,277,301       $  3,273,557        $  3,367,581
                                                              ===============    ===============    ================

Supplemental Schedule of Non-Cash Investing and
   Financing Activities:

Distributions declared and unpaid at
   December 31                                                   $   850,002        $   850,002         $   850,002
                                                              ===============    ===============    ================




                 See accompanying notes to financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1997, and 1996


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

                  Years Ended December 31, 1998, 1997, and 1996


1.       Significant Accounting Policies - Continued:

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. Whenever a tenant defaults under the terms of its lease, or events or changes in circumstance indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or writes-off the cumulative accrued rental income balance.

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

                  Years Ended December 31, 1998, 1997, and 1996


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

         Organization Costs - Organization costs were amortized over five years using the straight-line method.

         Lease Costs - Lease incentive costs and brokerage and legal fees associated with negotiating new leases are amortized over the term of the new lease using the straight-line method.

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

                  Years Ended December 31, 1998, 1997, and 1996


1.       Significant Accounting Policies - Continued:

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 1998 presentation. These reclassifications had no effect on partners' capital or net income.

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

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                                    1998             1997
                                                -------------   --------------

            Land                                 $12,742,897     $ 12,742,897
            Buildings                             12,607,970       11,743,041
                                                -------------   --------------
                                                  25,350,867       24,485,938
            Less accumulated depreciation         (2,107,624 )     (1,697,320 )
                                                -------------   --------------
                                                  23,243,243       22,788,618
            Less allowance for loss on building     (297,885 )             --
                                                -------------   --------------

                                                 $22,945,358     $ 22,788,618
                                                =============   ==============

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996

3.       Land and Buildings on Operating Leases - Continued:

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

         At December 31, 1998, the Partnership established an allowance for loss on building of $297,885, relating to one property in Philadelphia, Pennsylvania. The tenant of this property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. The allowance represents the difference between the carrying value of the property at December 31, 1998, and the current estimate of net realizable value for this property.

         Generally, the leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1998, 1997, and 1996, the Partnership recognized $783 (net of $307,405 in write-offs), $378,850, and $313,540, respectively, of such rental income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1998:

                1999                                            $ 2,188,225
                2000                                              2,179,331
                2001                                              2,190,526
                2002                                              2,220,532
                2003                                              2,257,154
                Thereafter                                       20,981,325
                                                           -----------------

                                                                $32,017,093
                                                           =================

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

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                     1998              1997
                                                ---------------   --------------

              Minimum lease payments
                  receivable                       $13,789,643      $15,747,868
              Estimated residual values              2,344,575        2,582,058
              Less unearned income                  (9,182,328 )    (10,419,456)
                                                ---------------   --------------

              Net investment in direct financing
                  leases                            $6,951,890       $7,910,470
                                                ===============   ==============

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

         In June 1998, three of the Partnership's leases with Long John Silver's, Inc., were rejected in connection with the tenant filing for bankruptcy. As a result, the Partnership reclassified these assets from net investment in direct financing leases to land and buildings on operating leases. In accordance with Statement of Financial Accounting Standards #13, "Accounting for Leases," the Partnership recorded the reclassified assets at the lower of original cost, present fair value, or present carrying value. No loss on termination of direct financing leases was recorded for financial reporting purposes.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


4.       Net Investment in Direct Financing Leases - Continued:

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1998:

                1999                                           $ 857,997
                2000                                             857,997
                2001                                             870,737
                2002                                             888,571
                2003                                             889,113
                Thereafter                                     9,425,228
                                                        -----------------

                                                             $13,789,643
                                                        =================

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

         The Partnership also owns a property in Arvada, Colorado, as tenants-in-common with an affiliate of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate. As of December 31, 1998, the Partnership owned a 66.13% interest in this property.

         In January 1997, the Partnership used the net sales proceeds from the 1996 sale of the property in Richmond, Virginia, to acquire a property in Akron, Ohio, as tenants-in-common with an affiliate of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with affiliates, and amounts relating to its investment are included in investment in joint ventures. As of December 31, 1998, the Partnership owned a 63.09% interest in this property.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


5.       Investment in Joint Ventures - Continued:

         In addition, in December 1997, the Partnership acquired a property in Miami, Florida, as tenants-in-common with affiliates of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with affiliates, and amounts relating to its investment are included in investment in joint ventures. As of December 31, 1998, the Partnership owned a 47.83% interest in this property.

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

                                                          1998         1997
                                                      -----------  ------------

                Land and buildings on operating
                    leases, less accumulated
                    depreciation                       $4,174,420   $4,256,861
                Net investment in direct financing
                    leases                                360,790      364,479
                Cash                                       19,083       18,729
                Receivables                                   546           --
                Prepaid expenses                              454          380
                Accrued rental income                     182,217      106,653
                Liabilities                                16,028       15,653
                Partners' capital                       4,721,482    4,731,449
                Revenues                                  569,719      347,971
                Net income                                476,700      285,922

         The Partnership recognized income totalling $243,492, $150,417, and $60,654 for the years ended December 31, 1998, 1997, and 1996, respectively, from these joint ventures and the properties held as tenants-in-common with affiliates.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


6.       Allocations and Distributions:

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

         Generally, net sales proceeds from the sale of properties, not in liquidation of the Partnership, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their Limited Partners' 10% Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property, not in liquidation of the Partnership, is in general, allocated in the same manner as net sales proceeds will be distributable. Any loss from the sale of a property is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

         Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: i) first to pay and discharge all of the Partnership's liabilities to creditors, ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive capital accounts balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

         During each of the years ended December 31, 1998, 1997, and 1996, the Partnership declared distributions to the limited partners of $3,400,008. No distributions have been made to the general partners to date.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


7.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:



                                                                    1998              1997             1996
                                                                --------------     ------------     ------------
               Net income for financial reporting purposes         $2,495,855       $3,035,627       $3,231,815

               Depreciation for tax reporting purposes in
                   excess of depreciation for financial
                   reporting purposes                                 (59,127 )       (100,696 )       (103,634 )

               Direct financing leases recorded as
                   operating leases for tax reporting
                   purposes                                            82,115           84,646           80,214

               Capitalization of transaction costs for tax             23,291               --               --
                   reporting purposes

               Equity in earnings of joint ventures for tax
                   reporting purposes in excess of (less than)
                   equity in earnings of joint ventures
                   for financial reporting purposes                   (27,118 )        (19,727 )          6,819

               Gain on sale of property for financial
                   reporting purposes, deferred for tax                    --               --          (82,855 )
                   reporting purposes

               Loss on sale of property for financial
                   reporting purposes in excess of loss for
                   tax reporting purposes                                  --           38,823               --

               Allowance for loss on building                         297,885               --               --

               Allowance for doubtful accounts                            532         (150,734 )        102,198

               Accrued rental income                                     (783 )       (378,850 )       (313,540 )

               Rents paid in advance                                   38,165          (48,535 )         51,142
                                                                --------------     ------------     ------------
               Net income for federal income tax
                   purposes                                        $2,850,815       $2,460,554       $2,972,159
                                                                ==============     ============     ============


                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


8.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the majority stockholder of CNL Fund Advisors, Inc. The other individual general partner, Robert
         A. Bourne, serves as treasurer, director and vice chairman of the board of CNL Fund Advisors. During the years ended December 31, 1998, 1997, and 1996, CNL Fund Advisors, Inc. (hereinafter referred to as the "Affiliate") performed certain services for the Partnership, as described below.

         During the years ended December 31, 1998, 1997, and 1996, the Affiliate acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliate a management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures and the property held as tenants-in-common with an affiliate. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Affiliate. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Affiliates shall determine. The Partnership incurred management fees of $35,257, $34,321, and $35,675 for the years ended December 31, 1998, 1997, and 1996, respectively.

         The Affiliate is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


8.       Related Party Transactions - Continued:

         During the years ended December 31, 1998, 1997, and 1996, the Affiliate provided accounting and administrative services to the Partnership on a day-to-day basis. For the years ended December 31, 1998, 1997, and 1996, the expenses incurred for these services were $98,719, $87,322, and $91,272, respectively.

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

         The due to related parties at December 31, 1998 and 1997, totalled $22,529, and $6,791, respectively.

9.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants- in-common with affiliates) for each of the years ended December 31:

                                           1998          1997          1996
                                         -----------  ----------   ------------

             Flagstar Enterprises, Inc.   $649,525    $744,199        $765,109
             Long John Silver's, Inc.      571,066     759,064         764,565
             Golden Corral Corporation     542,900     536,886         539,568
             Foodmaker, Inc.               458,690     450,816         450,393
             Checkers Drive-In
                 Restaurants, Inc.             N/A         N/A         412,422

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


9.       Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates) for each of the years ended December 31:

                                             1998         1997         1996
                                          ---------  -----------  -----------

            Hardee's                      $ 649,525    $ 649,762    $ 670,249
            Long John Silver's              571,066      759,064      764,565
            Golden Corral Family
                Steakhouse Restaurants      542,900      536,886      539,568
            Burger King                     497,670      484,111      431,280
            Jack in the Box                 458,690      450,816      450,393
            Checkers Drive-In Restaurants       N/A          N/A      412,422

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant and the chains did not represent more than ten percent of the Partnership's total rental and earned income.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

         In June 1998, Long John Silver's, Inc. filed for bankruptcy and rejected the leases relating to three of the eight Properties it leased and ceased making rental payments to the Partnership. During 1998, the Partnership entered into a new lease for two of the three properties with new tenants. The general partners are currently seeking either a new tenant or a purchaser for the remaining property. The Partnership will not recognize rental and earned income from this property until a new tenant is located or until the property is sold and the proceeds from such sale is reinvested in an additional property. While Long John Silver's, Inc. has not rejected or affirmed the remaining five leases, there can be no assurance that some or all of the leases will not be rejected in the future. The lost revenues resulting from the vacant property, and the possible rejection of the remaining five leases could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease these properties in a timely manner.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


10.      Commitment:

         In November 1998, the Partnership entered into a new lease for the property in Tampa, Florida, with a new tenant to operate the property as a Steak-N-Shake restaurant. In connection therewith, the Partnership agreed to pay up to $600,000 in renovation costs, none of which were incurred as of the year ended December 31, 1998.

11.      Subsequent Event:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 3,886,185 shares of its common stock, par value $0.01 per shares (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in APF's most recent public offering. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $38,283,180 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

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

         James M. Seneff, Jr., age 52, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, a director and Chief Executive Officer since its formation in 1980. Mr. Seneff has been Chairman of the Board of Directors, director, and Chief Executive Officer of CNL Securities Corp. since its formation in 1979. Mr. Seneff also has held the position of Chairman of the Board of Directors, Chief Executive Officer, President and director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer, Chairman of the Board and a director of CNL Investment Company, has served as Chief Executive Officer, a director and Chairman of the Board of Directors of Commercial Net Lease Realty, Inc., a publicly-traded REIT, listed on the NYSE, since 1992, served as Chief Executive Officer, a director and Chairman of the Board of Directors of CNL Realty Advisors, Inc. from its inception in May 1992 through December 1997, at which time such company merged with Commercial Net Lease Realty, Inc., and has held the position of Chief Executive Officer, Chairman of the Board and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in December 1990. Mr. Seneff has served as Chairman of the Board of Directors of CNL American Properties Fund, Inc. since December 1994 and as a director and Chief Executive Officer since May 1994. Mr. Seneff has served as Chairman of the Board, Chief Executive Officer and a director of CNL Fund Advisors, Inc. since March 1994. Mr. Seneff has served as Chairman of the Board, Chief Executive Officer and a director of CNL Hospitality Properties, Inc. since June 1996 and of CNL Hospitality Advisors, Inc. since January 1997. Mr. Seneff has also served as Chairman of the Board, Chief Executive Officer and a director of CNL Health Care Properties, Inc. since December 1997 and CNL Health Care Advisors, Inc. since July 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which advises the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more then $60 billion of retirement funds. Mr. Seneff has served as a member of the board of directors of First Union National Bank of Florida since May 1998 and has served as a member of the Orlando Advisory Board of First Union National Bank of Florida since March 1994. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and rental of restaurants, office buildings, apartment complexes, hotels, and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 51, is President and Treasurer of CNL Group, Inc., President, Treasurer, a director, and a registered principal of CNL
Securities Corp., President, Treasurer, and a director of CNL Investment Company, and Chief Investment Officer, a director and Treasurer of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne served as President of CNL Institutional Advisor, Inc. from the date of its inception through July 1997. Mr. Bourne served as President of Commercial Net Lease Realty, Inc. from July 1992 through February 1996, served as Secretary and Treasurer from February 1996 through December 1997, and has served as a director since July 1992 and as Vice Chairman of the Board of Directors since February 1996. In addition, Mr. Bourne served as President of CNL Realty Advisors, Inc. from May 1992 through February 1996, served as Treasurer from February 1996 through December 1997, served as a director from May 1992 through December 31, 1997 and served as Vice Chairman from February 1996 through December 1997, at which time such company merged with Commercial Net Lease Realty, Inc. Mr. Bourne has served as a Vice Chairman of the Board of Directors and Treasurer of CNL American Properties Fund, Inc. since February 1999, has served as a director since May 1994 and previously served as President from May 1994 through February 1999. Mr. Bourne has served as a director of CNL Fund Advisors, Inc. since March 1994, has served as Treasurer and Vice Chairman of the Board of Directors since September 1997, and previously served as President from March 1994 through September 1997. Mr. Bourne has served as President and a director of CNL Hospitality Properties, Inc. since June 1996 and of CNL Hospitality Advisors, Inc. since January 1997. Mr. Bourne has served as President and director of CNL Health Care Properties, Inc. since December 1997 and CNL Health Care Advisors, Inc. since July 1997. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and rental of restaurants, office buildings, apartment complexes, hotels, and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner. Mr. Bourne formerly was a certified public accountant with Coopers & Lybrand and a partner in the firm of Bourne & Rose, P.A. Mr. Bourne received a B.A. in Accounting, with honors, from Florida State University in 1970.

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

         CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a majority owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

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

         Curtis B. McWilliams, age 43, joined CNL Group, Inc. in April 1997 and currently serves as an Executive Vice President. In addition, Mr. McWilliams has served as President of CNL Fund Advisors, Inc. and as President of the Restaurant and Financial Services Groups within CNL Group, Inc. since April 1997. Mr. McWilliams has served as President of CNL American Properties Fund, Inc. since February 1999 and previously served as Executive Vice President from February 1998 through February 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co., most recently as Chairman of Merrill Lynch's Private Advisory Services until March 1997. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 40, has served as Executive Vice President of CNL American Properties Fund, Inc. since January 1996, as Chief Operating Officer since March 1995, and previously served as Senior Vice President since December 1994. In addition, Mr. Walker has served as Executive Vice President of CNL Fund Advisors, Inc. since January 1996, Chief Operating Officer since April 1995, and previously served as Senior Vice President from November 1994 through January 1996. In addition, Mr. Walker previously served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. From May 1992 to May 1994, Mr. Walker, a certified public accountant, was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network (subsequently acquired by Gaylord Entertainment), where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 50, a certified public accountant, has served as Secretary of CNL American Properties Fund, Inc. since December 1994 and served as Treasurer from December 1994 through February 1999. Ms. Rose has served as a director and Secretary of CNL Fund Advisors, Inc. since March 1994, and as Treasurer from the date of its inception through June 30, 1997. Ms. Rose has served as Secretary of CNL Group, Inc. since 1987, as Chief Financial Officer of CNL Group, Inc. since December 1993, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, as Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, and as Secretary and a director of CNL Realty Advisors, Inc. since its inception in 1991 until December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc. In addition, Ms. Rose served as Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996. Ms. Rose also serves as Secretary and Treasurer of CNL Hospitality Properties, Inc. and CNL Health Care Properties, Inc. and as Secretary, Treasurer and a director of CNL Hospitality Advisors, Inc. and CNL Health Care Advisors, Inc. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the legal compliance, accounting, tenant compliance, and reporting for over 250 corporations, partnerships and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida.

         Jeanne A. Wall, age 40, has served as Executive Vice President of CNL American Properties Fund, Inc. since December 1994. Ms. Wall has served as Executive Vice President of CNL Fund Advisors, Inc. since November 1994, and previously served as Vice President from March 1994 through November 1994. Ms. Wall has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. Ms. Wall joined CNL Securities Corp. in 1984. In 1985, Ms. Wall became Vice President of CNL Securities Corp. In 1987, she became Senior Vice President and in July 1997 she became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, partnership administration and investor services for programs offered through participating brokers and corporate communications for CNL Group, Inc. and its affiliates. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991 until December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., and served as Vice President of Commercial Net Lease Realty, Inc. from 1992 through December 31, 1997. In addition, Ms. Wall serves as Executive Vice President of CNL Hospitality Properties, Inc., CNL Hospitality Advisors, Inc., CNL Health Care Properties, Inc. and CNL Health Care Advisors, Inc. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 35, a certified public accountant, has served as Chief Financial Officer of CNL American Properties Fund, Inc. since January 1997 and as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 11, 1999, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 11, 1999, the beneficial ownership interests of the General Partners in the Registrant.


             Title of Class            Name of Partner          Percent of Class
             --------------            ---------------          ----------------

    General Partnership Interests      James M. Seneff, Jr.            45%
                                       Robert A. Bourne                45%
                                       CNL Realty Corporation          10%
                                                                      ----

                                                                      100%
                                                                      ====

         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above. On March 11, 1999, the Registrant entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF") pursuant to which the Registrant would be merged with and into a subsidiary of APF (the "Merger"). For further discussion, see
Item 8. Financial Statement and Supplementary Data -- Note 11.
Subsequent Event.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1998, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.


                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 1998
      -----------------------                        ---------------------                   -----------------------
Reimbursement     to    affiliates    for     Operating  expenses  are  reimbursed     Operating   expenses   incurred   on
operating expenses                            at the  lower of cost or 90  percent     behalf    of    the     Partnership:
                                              of  the  prevailing  rate  at  which     $101,134
                                              comparable  services could have been
                                              obtained  in  the  same   geographic     Accounting      and      administra-
                                              area.   Affiliates  of  the  General     tive services:  $98,719
                                              Partners  from  time to  time  incur
                                              certain   operating    expenses   on
                                              behalf of the  Partnership for which
                                              the   Partnership   reimburses   the
                                              affiliates without interest.

Annual management fee to affiliates           One  percent  of the  sum  of  gross        $35,257
                                              operating  revenues from  Properties
                                              wholly  owned  by  the   Partnership
                                              plus  the  Partnership's   allocable
                                              share  of  gross  revenues  of joint
                                              ventures  in which  the  Partnership
                                              is a  co-venturer  and the  Property
                                              owned   with   an    affiliate    as
                                              tenants-in-common.   The  management
                                              fee,    which    will   not   exceed
                                              competitive   fees  for   comparable
                                              services  in  the  same   geographic
                                              area,  may or may not be  taken,  in
                                              whole or in part as to any year,  in
                                              the sole  discretion  of  affiliates
                                              of  the  General  Partners.  All  or
                                              any  portion of the  management  fee
                                              not  taken  as to  any  fiscal  year
                                              shall be deferred  without  interest
                                              and  may  be  taken  in  such  other
                                              fiscal  year  as  affiliates   shall
                                              determine.






                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 1998
      -----------------------                        ---------------------                   -----------------------

Deferred,    subordinated   real   estate     A   deferred,    subordinated   real        $ - 0 -
disposition fee payable to affiliates         estate   disposition   fee,  payable
                                              upon   sale   of   one   or   more
                                              Properties,  in an amount equal to
                                              the  lesser of (i)  one-half  of a
                                              competitive       real      estate
                                              commission,  or (ii) three percent
                                              of  the   sales   price   of  such
                                              Property or Properties. Payment of
                                              such  fee  shall  be made  only if
                                              affiliates of the General Partners
                                              provide  a  substantial  amount of
                                              services  in  connection  with the
                                              sale of a Property  or  Properties
                                              and  shall  be   subordinated   to
                                              certain  minimum  returns  to  the
                                              Limited Partners.  However, if the
                                              net sales  proceeds are reinvested
                                              in a replacement Property, no such
                                              real estate  disposition  fee will
                                              be incurred until such replacement
                                              Property is sold and the net sales
                                              proceeds are distributed.

General        Partners'        deferred,     A   deferred,   subordinated   share        $ - 0 -
sub-ordinated  share of  Partnership  net     equal to one percent of  Partnership
cash flow                                     distributions   of  net  cash  flow,
                                              subordinated   to  certain   minimum
                                              returns to the Limited Partners.

General        Partners'        deferred,     A   deferred,   subordinated   share        $ - 0 -
sub-ordinated  share of  Partnership  net     equal    to    five    percent    of
sales  proceeds  from a sale or sales not     Partnership  distributions  of  such
in liquidation of the Partnership             net sales proceeds,  subordinated to
                                              certain   minimum   returns  to  the
                                              Limited Partners.






                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 1998
      -----------------------                        ---------------------                   -----------------------

General  Partners'  share of  Partnership     Distributions  of net sales proceeds        $ - 0 -
net sales  proceeds  from a sale or sales     from   a   sale    or    sales    of
in liquidation of the Partnership             substantially     all     of     the
                                              Partnership's   assets   will   be
                                              distributed in the following order
                                              or priority: (i) first, to pay all
                                              debts  and   liabilities   of  the
                                              Partnership   and   to   establish
                                              reserves; (ii) second, to Partners
                                              with  positive   capital   account
                                              balances,   determined  after  the
                                              allocation  of  net  income,   net
                                              loss, gain and loss, in proportion
                                              to such  balances,  up to  amounts
                                              sufficient to reduce such balances
                                              to zero; and (iii) thereafter, 95%
                                              to the Limited  Partners and 5% to
                                              the General Partners.


         As discussed above in Item 8. Financial Statements and Supplementary Data -- Note 11. Subsequent Event, the Registrant has entered into an Agreement and Plan of Merger, dated March 11, 1999, with APF pursuant to which the Registrant would be merged with and into a subsidiary of APF in exchange for the issuance of APF Shares. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger. If the Merger is approved by Limited Partners holding units greater than 50% of the outstanding units of the Registrant, the General Partners of the Registrant would receive certain benefits. For instance, following the Merger, James M. Seneff, Jr. and Robert A. Bourne, the individual General Partners, will continue to serve as directors of APF, with Mr. Seneff serving as Chairman and Mr. Bourne serving as Vice Chairman. As APF directors, they may also be entitled to receive stock options under any stock option plan adopted by APF.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1998 and 1997

                  Statements of Income for the years ended December 31, 1998, 1997, and 1996

                  Statements of Partners' Capital for the years ended December 31, 1998, 1997, and 1996

                  Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996

                  Notes to Financial Statements

         2.  Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1998, 1997, and 1996

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1998

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 1998

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

                  10.3     Assignment  of Management  Agreement  from CNL Income
                           Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as Exhibit 10.5 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

                  27       Financial Data Schedule (Filed herewith.)

         (b) The Registrant filed no reports on Form 8-K during the period October 1, 1998 through December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1999.

                                             CNL INCOME FUND XIII, LTD.

                                             By:   CNL REALTY CORPORATION
                                                   General Partner

                                                   /s/ Robert A. Bourne
                                                   ROBERT A. BOURNE, President


                                             By:   ROBERT A. BOURNE
                                                   General Partner

                                                   /s/ Robert A. Bourne
                                                   ROBERT A. BOURNE


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



              Signature                             Title                                   Date
              ---------                             -----                                   ----
/s/ Robert A. Bourne                President,   Treasurer  and  Director              March 29, 1999
---------------------------
Robert A. Bourne                    (Principal  Financial and  Accounting
                                    Officer)

/s/ James M. Seneff, Jr.            Chief Executive  Officer and Director              March 29, 1999
---------------------------
James M. Seneff, Jr.                (Principal Executive Officer)




                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1998, 1997, and 1996



                                                              Additions                          Deductions
                                                    -------------------------------     ------------------------------
                                                                                                          Collected
                                                                                                          or Deter-
                                   Balance at       Charged to       Charged to           Deemed           mined to        Balance
                                    Beginning        Costs and          Other           Uncollec-          be Col-         at End
    Year         Description         of Year         Expenses         Accounts            tible            lectible        of Year
   --------    ----------------   --------------   --------------   ---------------    -------------     -------------   -----------

    1996       Allowance for
                   doubtful
                   accounts (a)       $  49,747         $    --        $  173,721  (b)       $   -- (c)       $    --       $223,468
                                  ==============   ==============   ===============    =============     =============   ===========

   1997        Allowance for
                   doubtful
                   accounts (a)       $ 223,468         $    --           $    --  (b)    $ 223,468 (c)       $    --          $  --
                                  ==============   ==============   ===============    =============     =============   ===========

   1998        Allowance for
                   doubtful
                   accounts (a)          $   --         $    --          $    532  (b)       $   -- (c)       $    --        $   532
                                  ==============   ==============   ===============    =============     =============   ===========


         (a) Deducted from receivables and accrued rental income on the balance sheet.

         (b) Reduction of rental, earned and other income.

         (c) Amounts written off as uncollectible.




                                                                   CNL INCOME FUND XIII, LTD.
                                                                (A Florida Limited Partnership)

                                                 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                      December 31, 1998

                                                                                       Costs Capitalized
                                                                                         Subsequent To
                                                               Initial Cost               Acquisition
                                                       --------------------------    ---------------------
                                         Encum-                     Buildings and      Improve-   Carrying
                                         brances           Land      Improvements       ments       Costs
                                      ------------     ------------  ------------    -----------  --------

Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurants:
      Cincinnati, Ohio                     -              $256,901      $669,537            -         -
      Dayton, Ohio                         -               211,835       771,616            -         -
      Lafayette, Indiana                   -               247,183       723,304            -         -
      Pineville, Louisiana                 -               174,843       618,815            -         -

    Checkers Drive-In Restaurants:
      Houston, Texas                       -               445,389             -            -         -
      Port Richey, Florida                 -               380,055             -            -         -
      Pensacola, Florida                   -               280,409             -            -         -
      Orlando, Florida                     -               424,323             -            -         -
      Boca Raton, Florida                  -               501,416             -            -         -
      Venice, Florida                      -               374,675             -            -         -
      Woodstock, Georgia                   -               386,638             -            -         -
      Lakeland, Florida                    -               326,175             -            -         -

    Denny's Restaurants:
      Peoria, Arizona                      -               460,107             -            -         -
      Mesa, Arizona                        -               530,494             -      540,983         -

    Golden Corral Family
     Steakhouse Restaurants:
      Dallas, Texas                        -               611,589     1,071,838            -         -
      San Antonio, Texas                   -               625,527       964,122            -         -
      Panama City, Florida                 -               617,016             -    1,103,437         -

    Hardee's  Restaurants:
      Ashland, Alabama                     -               197,336       417,418            -         -
      Bloomingdale, Tennessee              -               160,149       424,977            -         -
      Blytheville, Arkansas                -               164,004             -            -         -
      Chapin, South Carolina               -               218,639       460,364            -         -
      Kingsport, Tennessee                 -               204,516             -            -         -
      Opelika, Alabama                     -               240,363       412,621            -         -
      Spartanburg, South Carolina          -               226,815       431,574            -         -

    Jack in the Box Restaurants:
      Sacramento, California               -               323,929       601,054            -         -
      Houston, Texas                       -               315,842       590,708            -         -
      Houston, Texas                       -               368,409       567,115            -         -
      Arlington, Texas                     -               404,752       592,173            -         -

    Lions Choice Restaurant:
      Overland Park, Kansas                -               452,691             -            -         -

    Long John Silver's Restaurants:
      Penn Hills, Pennsylvania             -               292,370             -            -         -
      Philadelphia, Pennsylvania (j)       -               274,580             -      504,838         -
      Arlington, Texas                     -               362,939             -            -         -
      Johnstown, Pennsylvania              -               254,412             -            -         -
      Orlando, Florida                     -               299,696       139,676            -         -
      Austin, Texas                        -               463,937             -            -         -

    Steak & Shake Restaurant:
      Tampa, Florida                       -               372,748             -      360,090         -

    Wendy's Old Fashioned Hamburger
     Restaurant:
      Salisbury, Maryland                  -               290,195       641,710            -         -
                                                      ------------  ------------  -----------  --------

                                                       $12,742,897   $10,098,622   $2,509,348         -
                                                      ============  ============  ===========  ========

Property of Joint Venture in
  Which the Partnership has
  a 50% Interest and has
  Invested in Under an
  Operating Lease:

    Hardee's Restaurant:
      Attalla, Alabama                     -              $196,274      $434,428            -         -
                                                      ============  ============  ===========  ========

Property in Which the Partnership
  has a 66.13% Interest as Tenants-
  In-Common and has Invested in Under
  an Operating Lease:

    Arby's Restaurant:
      Arvada, Colorado                     -              $260,439      $545,126            -         -
                                                      ============  ============  ===========  ========

Property of Joint Venture in Which the
  Partnership has a 27.8% Interest and has Invested in Under an Operating Lease:

    Denny's Restaurant:
      Salem, Ohio                          -              $131,762             -            -         -
                                                      ============  ============  ===========  ========

Property in Which the Partnership has
  a 63.09% Interest as Tenants-In-Common
  and has Invested in Under an Operating
  Lease:

    Burger King Restaurant:
      Akron, Ohio (h)                      -              $355,595      $517,030            -         -
                                                      ============  ============  ===========  ========

Property in Which the Partnership has a
  47.83% Interest as Tenants-in-Common
  and has Invested in Under an Operating
  Lease:

    Chevy's Fresh Mex Restaurant:
      Smithfield, North Carolina           -              $976,357      $974,016            -         -
                                                      ============  ============  ===========  ========

Properties the Partnership has
  Invested in Under Direct
  Financing Leases:

    Denny's Restaurant
      Peoria, Arizona                      -                     -             -     $613,090         -

    Hardee's Restaurants
      Blytheville, Arkansas                -                     -       450,014            -         -
      Huntingdon, Tennessee                -               100,836       427,932            -         -
      Kingsport, Tennessee                 -                     -       484,785            -         -
      Parsons, Tennessee                   -               101,332       409,671            -         -
      Trenton, Tennessee                   -               147,232       442,640            -         -

    Jack in the Box Restaurant:
      Cleburne, Texas                      -               145,890       496,797            -         -

    Lion's Choice Restaurant:
      Overland Park, Kansas                -                     -       611,694            -         -

    Long John Silver's Restaurants:
      Penn Hills, Pennsylvania             -                     -             -      387,086         -
      Arlington, Texas                     -                     -       449,369            -         -
      Johnstown, Pennsylvania              -                     -             -      427,552         -
      Austin, Texas                        -                     -       517,109            -         -


    Quincy's Restaurant:
      Mount Airy, North Carolina           -               212,852       827,991            -         -
                                                      ------------  ------------  -----------  --------

                                                          $708,142    $5,118,002   $1,427,728         -
                                                      ============  ============  ===========  ========

Property of Joint Venture in
  Which the Partnership has a
  27.8% Interest and has Invested
  in Under Direct Financing Lease:

    Denny's Restaurant:
      Salem, Ohio                          -                     -      $371,836            -         -
                                                      ============  ============  ===========  ========





          Gross Amount at Which                                               Life on Which
         Carried at Close of Period (c)                                      Depreciation in
 -----------------------------------------               Date                 Latest Income
               Buildings and              Accumulated   of Con-    Date       Statement is
     Land       Improvements    Total    Depreciation struction  Acquired       Computed
 ------------  ------------   ---------- ------------ ---------  --------     -------------






  $256,901      $669,537       $926,438     $121,067    1988       07/93           (b)
   211,835       771,616        983,451      139,525    1988       07/93           (b)
   247,183       723,304        970,487      130,789    1989       07/93           (b)
   174,843       618,815        793,658      111,895    1990       07/93           (b)


   445,389             -        445,389           (g)    -         03/94           (g)
   380,055             -        380,055           (g)    -         03/94           (g)
   280,409             -        280,409           (g)    -         03/94           (g)
   424,323             -        424,323           (g)    -         03/94           (g)
   501,416             -        501,416           (g)    -         03/94           (g)
   374,675             -        374,675           (g)    -         03/94           (g)
   386,638             -        386,638           (g)    -         10/94           (g)
   326,175             -        326,175           (g)    -         04/95           (g)


   460,107            (f)       460,107            -    1994       10/93           (d)
   530,494       540,983      1,071,477       83,667    1994       12/93           (b)



   611,589     1,071,838      1,683,427      200,957    1991       05/93           (b)
   625,527       964,122      1,589,649      179,529    1993       06/93           (b)
   617,016     1,103,437      1,720,453      176,424    1994       11/93           (b)


   197,336       417,418        614,754       75,478    1992       07/93           (b)
   160,149       424,977        585,126       76,845    1992       07/93           (b)
   164,004            (f)       164,004            -    1991       07/93           (d)
   218,639       460,364        679,003       83,244    1993       07/93           (b)
   204,516            (f)       204,516            -    1992       07/93           (d)
   240,363       412,621        652,984       74,611    1992       07/93           (b)
   226,815       431,574        658,389       78,038    1993       07/93           (b)


   323,929       601,054        924,983      110,330    1992       06/93           (b)
   315,842       590,708        906,550      106,867    1993       07/93           (b)
   368,409       567,115        935,524      102,702    1992       07/93           (b)
   404,752       592,173        996,925      107,078    1993       08/93           (b)


   452,691            (f)       452,691            -    1993       12/93           (d)


   292,370            (f)       292,370            -    1993       07/93           (d)
   274,580       504,838        779,418       11,064    1993       07/93           (i)
   362,939            (f)       362,939            -    1993       08/93           (d)
   254,412            (f)       254,412            -    1993       08/93           (d)
   299,696       139,676        439,372       23,943    1983       11/93           (b)
   463,937            (f)       463,937            -    1993       12/93           (d)


   372,748       360,090        732,838        7,805    1994       12/93           (d)



   290,195       641,710        931,905      105,766    1993       01/94           (b)
----------  ------------  -------------  -----------

$12,742,897  $12,607,970    $25,350,867   $2,107,624
=========== ============  =============  ===========








  $196,274      $434,428       $630,702      $73,118    1993       11/93           (b)
==========  ============  =============  ===========







  $260,439      $545,126       $805,565      $77,712    1994       09/94           (b)
==========  ============  =============  ===========






  $131,762            (f)      $131,762            -    1991       03/95           (d)
==========  ============  =============  ===========







  $355,595      $517,030       $872,625      $33,221    1970       01/97           (b)
==========  ============  =============  ===========







  $976,357      $974,016     $1,950,373      $32,556    1995       12/97           (b)
==========  ============  =============  ===========






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


         -            (f)            (f)          (d)   1993       12/93           (d)


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



        (f)           (f)            (f)          (e)   1992       07/93           (e)











         -            (f)            (f)          (d)   1991       03/95           (d)





                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1998


  (a) Transactions in real estate and accumulated depreciation during 1998, 1997, and 1996 are summarized as follows:


                                                                                          Accumulated
                                                                        Cost              Depreciation
                                                                  -----------------     -----------------
              Properties the Partnership has Invested
                  in Under Operating Leases:

                      Balance, December 31, 1995                     $  25,363,129           $   914,452
                    Disposition                                           (444,604 )                  --
                      Depreciation expense                                       --               391,434
                                                                  -----------------     -----------------

                      Balance, December 31, 1996                        24,918,525             1,305,886
                      Dispositions                                        (432,587 )                  --
                      Depreciation expense                                      --               391,434
                                                                  -----------------     -----------------

                      Balance, December 31, 1997                        24,485,938             1,697,320
                      Reclassified from net investment in
                       direct financing lease                              864,929               (11,536 )
                      Depreciation expense                                      --               421,840
                                                                  -----------------     -----------------

                      Balance, December 31, 1998 (j)                 $  25,350,867          $  2,107,624
                                                                  =================     =================

              Properties of Joint Venture in Which the
                  Partnership has a 50% Interest and has
                  Invested in Under Operating Leases:

                      Balance, December 31, 1995                       $   630,702           $    29,675
                      Depreciation expense                                                        14,481
                                                                                 --
                                                                  -----------------     -----------------

                      Balance, December 31, 1996                           630,702                44,156
                      Depreciation expense                                                        14,482
                                                                                 --
                                                                  -----------------     -----------------

                      Balance, December 31, 1997                           630,702                58,638
                      Depreciation expense                                                        14,480
                                                                                 --
                                                                  -----------------     -----------------

                      Balance, December 31, 1998                       $   630,702           $    73,118
                                                                  =================  ====================






                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1998


                                                                                       Accumulated
                                                                        Cost           Depreciation
                                                                  ----------------    ---------------
             Properties in Which the Partnership has
                 a 66.13% Interest as Tenants-in-Common
                 and has Invested in Under Operating Leases:

                     Balance, December 31, 1995                         $  805,565          $  23,199
                     Depreciation expense                                       --             18,171
                                                                   ---------------     --------------

                     Balance, December 31, 1996                            805,565             41,370
                     Depreciation expense                                       --             18,171
                                                                   ---------------     --------------

                     Balance, December 31, 1997                            805,565             59,541
                     Depreciation expense                                       --             18,171
                                                                   ---------------     --------------

                     Balance, December 31, 1998                         $  805,565          $  77,712
                                                                   ===============     ==============


             Property of Joint Venture in Which the
                 Partnership has a 27.8% Interest and has Invested in Under Direct Financing
                 Leases:

                     Balance, December 31, 1995                         $  131,762            $    --
                     Depreciation expense (d)                                   --                 --
                                                                   ---------------     --------------

                     Balance, December 31, 1996                            131,762                  --
                     Depreciation expense (d)                                   --                  --
                                                                   ---------------     --------------

                     Balance, December 31, 1997                            131,762                  --
                     Depreciation expense (d)                                   --                  --
                                                                   ---------------     --------------

                     Balance, December 31, 1998                         $  131,762            $    --
                                                                   ===============     ==============



                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1998


                                                                                       Accumulated
                                                                        Cost           Depreciation
                                                                  ----------------    ---------------
             Properties in Which the Partnership has
               a 63.09% Interest as Tenants-in-Common and
               has Invested in Under an Operating Lease:

                     Balance, December 31, 1996                          $      --            $    --
                     Acquisition                                           872,625                 --
                     Depreciation expense                                       --             15,898
                                                                   ---------------     --------------

                     Balance, December 31, 1997                            872,625             15,898
                     Depreciation expense                                       --            17,323
                                                                   ---------------     --------------

                     Balance, December 31, 1998                         $  872,625         $   33,221
                                                                   ===============     ==============

             Properties in Which the Partnership has
               a 47.83% Interest as Tenants-in-Common
               has Invested in Under an Operating Lease:

                     Balance, December 31, 1996                            $    --            $    --
                     Acquisition                                         1,950,373                 --
                     Depreciation expense                                       --                 89
                                                                   ---------------     --------------

                     Balance, December 31, 1997                          1,950,373                 89
                     Depreciation expense                                       --             32,467
                                                                   ---------------     --------------

                     Balance, December 31, 1998                        $ 1,950,373         $   32,556
                                                                   ===============     ==============



         (b)       Depreciation   expense  is   computed   for   buildings   and
                   improvements based upon estimated lives of 30 years.

         (c) As of December 31, 1998, the aggregate cost of the Properties owned by the Partnership and joint ventures (including the Property owned as tenants-in-common) for federal income tax purposes was $32,712,921 and $4,767,863, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

                                December 31, 1998


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

         (i) Effective June 1998, the lease for this property was terminated, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value as of June 11, 1998 and will be depreciated over its remaining estimated life of approximately 26 years.

         (j) For financial reporting purposes, the undepreciated cost of the Property in Philadelphia, Pennsylvania, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording an allowance for loss on building in the amount of $297,885 at December 31, 1998. The impairment at December 31, 1998 represents the difference between the Property's carrying value and the General Partners' estimate of the net realizable value of the Property based on an anticipated sales price of this Property to an interested and unrelated third party. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1998, excluding the allowance for loss on building.

                                    EXHIBITS

                                  EXHIBIT INDEX


    Exhibit Number

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

         10.3 Assignment of Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as Exhibit
                  10.5 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

         27       Financial Data Schedule (Filed herewith.)