Form 10-Q
period 1999-03-31
CNL INCOME FUND XIII LTD
filed 1999-05-17
CIK 893562

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 1999
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

  For the transition period from _____________________ to ____________________


                             Commission file number
                                     0-23968
                     ---------------------------------------


                           CNL Income Fund XIII, Ltd.
   -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                                        59-3143094
------------------------------------------------------              ------------------------------------------------
(State or other jurisdiction of                                                    (I.R.S. Employer
incorporation or organization)                                                    Identification No.)


400 East South Street
Orlando, Florida                                                                         32801
------------------------------------------------------              ------------------------------------------------
      (Address of principal executive offices)                                        (Zip Code)


Registrant's telephone number
(including area code)                                                               (407) 650-1000
                                                                    ------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

                                    CONTENTS





Part I                                                                     Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets

                  Condensed Statements of Income

                  Condensed Statements of Partners' Capital

                  Condensed Statements of Cash Flows

                  Notes to Condensed Financial Statements

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

   Item 3.   Quantitative and Qualitative Disclosures About Market
                  Risk
Part II

   Other Information

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                              March 31,              December 31,
                                                                                 1999                    1998
                                                                          -------------------     -------------------
                               ASSETS

   Land and  buildings on operating  leases, less
       accumulated  depreciation  of
       $2,210,970 and $2,107,624 and
       allowance for loss on building
       of $297,885 in 1999 and 1998                                             $ 22,842,012            $ 22,945,358
   Net investment in direct financing leases                                       6,930,543               6,951,890
   Investment in joint ventures                                                    2,449,068               2,451,336
   Cash and cash equivalents                                                         687,717                 766,859
   Receivables, less allowance for doubtful
       accounts of $817 and $532                                                      69,067                 121,119
   Prepaid expenses                                                                   24,630                   8,453
   Lease costs, less accumulated
       amortization of $436 in 1999                                                   35,314                  17,875
   Accrued rental income                                                           1,480,032               1,424,603
                                                                          -------------------     -------------------

                                                                                $ 34,518,383            $ 34,687,493
                                                                          ===================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                               $   38,589              $    4,068
   Accrued and escrowed real estate taxes payable                                     13,197                   6,923
   Distributions payable                                                             850,002                 850,002
   Due to related party                                                               20,964                  22,529
   Rents paid in advance and deposits                                                 28,227                  54,568
                                                                          -------------------     -------------------
       Total liabilities                                                             950,979                 938,090

   Commitment (Note 4)

   Partners' capital                                                              33,567,404              33,749,403
                                                                          -------------------     -------------------

                                                                                $ 34,518,383            $ 34,687,493
                                                                          ===================     ===================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                    Quarter Ended
                                                                                      March 31,
                                                                                1999              1998
                                                                           ---------------    --------------
Revenues:
    Rental income from operating leases                                         $ 596,445         $ 618,515
    Earned income from direct financing leases                                    192,950           217,035
    Contingent rental income                                                       40,605            65,923
    Interest and other income                                                       6,768            20,195
                                                                           ---------------    --------------
                                                                                  836,768           921,668
                                                                           ---------------    --------------

Expenses:
    General operating and administrative                                           41,519            30,094
    Professional services                                                          12,039             8,405
    Management fees to related party                                                8,596             8,953
    Real estate taxes                                                               8,340                --
    State and other taxes                                                          21,476            15,953
    Depreciation and amortization                                                 103,841            98,418
    Transaction costs                                                              33,181                --
                                                                           ---------------    --------------
                                                                                  228,992           161,823
                                                                           ---------------    --------------

Income Before Equity in Earnings of Joint Ventures                                607,776           759,845

Equity in Earnings of Joint Ventures                                               60,227            64,307
                                                                           ---------------    --------------

Net Income                                                                      $ 668,003         $ 824,152
                                                                           ===============    ==============

Allocation of Net Income:
    General partners                                                            $   6,680         $   8,242
    Limited partners                                                              661,323           815,910
                                                                           ---------------    --------------

                                                                                $ 668,003         $ 824,152
                                                                           ===============    ==============

Net Income Per Limited Partner Unit                                              $   0.17          $   0.20
                                                                           ===============    ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                                           4,000,000         4,000,000
                                                                           ===============    ==============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended           Year Ended
                                                                               March 31,            December 31,
                                                                                  1999                  1998
                                                                           -------------------    ------------------
General partners:
    Beginning balance                                                             $   163,874            $  137,207
    Net income                                                                          6,680                26,667
                                                                           -------------------    ------------------
                                                                                      170,554               163,874
                                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                                              33,585,529            34,516,349
    Net income                                                                        661,323             2,469,188
    Distributions ($0.21 and $0.85 per
       limited partner unit, respectively)                                           (850,002 )          (3,400,008 )
                                                                           -------------------    ------------------
                                                                                   33,396,850            33,585,529
                                                                           -------------------    ------------------

Total partners' capital                                                          $ 33,567,404          $ 33,749,403
                                                                           ===================    ==================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                  Quarter Ended
                                                                                    March 31,
                                                                              1999              1998
                                                                         ---------------    --------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                 $ 788,735         $ 989,648
                                                                         ---------------    --------------

    Cash Flows from Investing Activities:
       Payment of lease costs                                                   (17,875 )              --
                                                                         ---------------    --------------
              Net cash used in investing activities                             (17,875 )              --
                                                                         ---------------    --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                       (850,002 )        (850,002 )
                                                                         ---------------    --------------
              Net cash used in financing activities                            (850,002 )        (850,002 )
                                                                         ---------------    --------------

Net Increase (Decrease) in Cash and Cash Equivalents                            (79,142 )         139,646

Cash and Cash Equivalents at Beginning of Quarter                               766,859           907,980
                                                                         ---------------    --------------

Cash and Cash Equivalents at End of Quarter                                   $ 687,717        $1,047,626
                                                                         ===============    ==============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          quarter                                                             $ 850,002         $ 850,002
                                                                         ===============    ==============


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XIII, Ltd. (the "Partnership") for the year ended December 31, 1998.

2.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the quarters ended March 31:

                                                                              1999                  1998
                                                                         ---------------       ---------------
                Flagstar Enterprises, Inc. (and Denny's
                    Inc. and Quincy's Inc. for the
                    quarter ended March 31, 1998                              $ 162,021             $ 186,036
                Golden Corral Corporation                                       130,435               133,150
                Foodmaker, Inc.                                                 113,223               113,418
                Long John Silver's, Inc.                                        105,362               188,672
                Checkers Drive-In Restaurants, Inc.                              91,622                   N/A


                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


2.       Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the quarters ended March 31:

                                                                              1999                  1998
                                                                         ---------------       ---------------
                Hardee's                                                      $ 162,021             $ 162,498
                Golden Corral Family Steakhouse
                    Restaurants                                                 130,435               133,150
                Jack in the Box                                                 113,223               113,418
                Long John Silver's                                              105,362               188,672
                Burger King                                                     100,140               120,595
                Checkers Drive-In Restaurants                                    91,622                   N/A

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant or the chain did not represent more than ten percent of the Partnership's total rental and earned income.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

         In June 1998, Long John Silver's, Inc. filed for bankruptcy and rejected the leases relating to three of the eight properties it leased and ceased making rental payments to the Partnership on the three rejected leases. During 1998, the Partnership entered into new leases for two of the three properties with new tenants, one for which rent commenced in December 1998 and one for which rental income is expected to commence subsequent to March 31, 1999, pending renovations to the property by the tenant. In addition, in May 1999, the Partnership re-leased the remaining rejected lease property to a new tenant (See
         Note 5). While Long John Silver's, Inc. has not rejected or affirmed the remaining five leases, there can be no assurance that some or all of the leases will not be rejected in the future. The lost revenues resulting from the possible rejection of the remaining five leases could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease these properties in a timely manner.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


3.       Merger Transaction:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 3,886,185 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $38,283,180 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit against the general partners and APF in connection with the proposed Merger (see Part II - Item 1. Legal Proceedings). The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against the claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


4.       Commitment:

         In November 1998, the Partnership entered into a new lease for the property in Tampa, Florida, with a new tenant to operate the property as a Steak-N-Shake restaurant. In connection therewith, the Partnership agreed to pay up to $600,000 in renovation costs, none of which had been incurred as of March 31, 1999.

5.       Subsequent Event:

         In May 1999, the Partnership entered into a new lease for the property in Philadelphia, Pennsylvania, with a new tenant to operate the property as an Arby's restaurant. In connection therewith, the Partnership agreed to pay up to $975,000 in renovation costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1999, the Partnership owned 47 Properties, which included interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 1999 and 1998, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $788,735 and $989,648 for the quarters ended March 31, 1999 and 1998, respectively. The decrease in cash from operations for the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, is primarily a result of changes in the Partnership's working capital and changes in income and expenses as described in "Results of Operations" below.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1999, the Partnership had $687,717 invested in such short-term investments, as compared to $766,859 at December 31, 1998. The funds remaining at March 31, 1999 will be used to pay distributions and other liabilities.

         Total liabilities of the Partnership, including distributions payable, increased to $950,979 at March 31, 1999, from $938,090 at December 31, 1998. Liabilities at March 31, 1999, to the extent they exceed cash and cash equivalents at March 31, 1999, will be paid from future cash from operations, or in the event the general partners elect to make capital contributions or loans, from future general partner contributions or loans.

         In November 1998, the Partnership entered into a new lease for the Property located in Tampa, Florida, with a new tenant to operate the Property as a Steak-N-Shake restaurant. In connection therewith, the Partnership has agreed to fund up to $600,000 in conversion costs associated with this Property. No amounts have been incurred as of March 31, 1999. In May 1999, the Partnership entered into a new lease for the property in Philadelphia, Pennsylvania, with a new tenant to operate the property as an Arby's restaurant. In connection therewith, the Partnership agreed to pay up to $975,000 in renovation costs. The Partnership anticipates funding these renovation costs by entering into arrangements with affiliates of the general partners or third parties. Under the arrangements, the affiliates of the general partners or third parties would contribute the proceeds to pay for the renovation costs in exchange for interests in the properties. As of May 13, 1999, the Partnership has not entered into any such arrangements.

         Based primarily on cash from operations, and for the quarter ended March 31, 1999, anticipated future cash from operations, the Partnership declared distributions to the limited partners of $850,002 for each of the quarters ended March 31, 1999 and 1998. This represents distributions of $0.21 per unit for each applicable quarter. No distributions were made to the general partners for the quarters ended March 31, 1999 and 1998. No amounts distributed to the limited partners for the quarters ended March 31, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. APF has agreed to issue shares of its common stock, par value $0.01 per share (the "APF Shares"), as consideration for the Merger. APF has agreed to issue 3,886,185 APF Shares which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $38,283,180 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit against the general partners and APF in connection with the proposed Merger (see Part II - Item 1. Legal Proceedings). The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against the claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

Results of Operations

         During each of the quarters ended March 31, 1999 and 1998, the Partnership owned and leased 42 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1999 and 1998, the Partnership earned $789,395 and $835,550, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. The decrease in rental and earned income is due to the fact that in June 1998, Long John Silver's, Inc. filed for bankruptcy and rejected the leases relating to three of the eight Properties it leased and ceased making rental payments on the three rejected leases. The Partnership has continued to receive rental payments relating to the leases not rejected by the tenant. During 1998, the Partnership re-leased two of these Properties to new tenants. Rental payments commenced in December 1998 for one lease and rental payments on the other lease are scheduled to commence during the second quarter of 1999. In addition, in May 1999, the Partnership released the remaining vacant Property to a new tenant, to renovate the Property into an Arby's restaurant, as described above in "Liquidity and Capital
Resources." While Long John Silver's, Inc. has not rejected or affirmed the remaining five leases, there can be no assurance that some or all of the leases will not be rejected in the future. The lost revenues resulting from the possible rejection of the remaining five leases could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease these Properties in a timely manner.

         During the quarter ended March 31, 1999 and 1998, the Partnership also earned $40,605 and $65,923, respectively, in contingent rental income. The decrease in contingent rental income during the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, is primarily attributable to the fact that during the quarter ended March 31, 1998, the Partnership recorded additional contingent rental amounts as a result of adjusting estimated contingent rental amounts accrued at December 31, 1997, to actual amounts.

         During the quarters ended March 31, 1999 and 1998, the Partnership also owned and leased two Properties indirectly through joint venture arrangements and three Properties with affiliates of the general partners as tenants-in-common. In connection therewith, during the quarters ended March 31, 1999 and 1998, the Partnership earned $60,227 and $64,307, respectively, attributable to the net income earned by these joint ventures.

         During the quarter ended March 31, 1999, five of the Partnership's lessees, Flagstar Enterprises, Inc., Long John Silver's, Inc., Golden Corral Corporation, Checkers Drive-In Restaurants, and Foodmaker, Inc. each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). As of March 31, 1999, Flagstar Enterprises, Inc. was the lessee under leases relating to 11 restaurants, Long John Silver's, Inc. was the lessee under leases relating to five restaurants

(which excludes the one vacant restaurant for which Long John Silver's, Inc. rejected the lease as a result of filing for bankruptcy, as described above), Golden Corral Corporation was the lessee under leases relating to three restaurants, Checkers Drive-In Restaurants was the lessee under leases relating to eight restaurants, and Foodmaker, inc. was the lessee under leases relating to five restaurants. As a result of Long John Silver's Inc. filing for bankruptcy in June 1998, as described above, it is anticipated that based on the minimum rental payments required by the leases, Flagstar Enterprises, Inc., Golden Corral Corporation, Checkers Drive-In Restaurants, and Foodmaker, Inc. each will continue to contribute more than ten percent of the Partnership's total rental and earned income. In addition, during the quarter ended March 31, 1999, six restaurant chains, Long John Silver's, Hardee's, Golden Corral, Jack in the Box, Checkers, and Burger King, each accounted for more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from Properties owned by joint ventures and Properties owned with affiliates as tenants-in-common). It is anticipated that Hardee's, Golden Corral, Jack in the Box, Checkers, and Burger King, each will continue to account for more than ten percent of the total rental income under the terms of its leases. Any failure of these lessees or restaurant chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $228,992 and $161,823 for the quarters ended March 31, 1999 and 1998, respectively. The increase in operating expenses during the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, is partially attributable to an increase in insurance and real estate tax expenses as a result of Long John Silver's, Inc. filing for bankruptcy and rejecting the leases relating to three Properties in June 1998, as described above. During 1998, the Partnership entered into two leases, each with a new tenant for two of the three vacant Properties, to operate the Properties as a Lions Choice restaurant and a Steak-N-Shake restaurant. In addition, in May 1999, the Partnership re-leased the remaining Property to a new tenant to renovate the Property into an Arby's restaurant, as described above in "Liquidity and Capital Resources." In accordance with the lease agreement, the new tenant of the Lions Choice Property became responsible for real estate taxes, insurance and maintenance relating to this Property during 1998. The Partnership will continue to incur these expenses relating to the Properties that are expected to be converted into a Steak-N-Shake and an Arby's, until the conversion of each Property is completed, at which point each tenant will be responsible for these expenses under the terms of their individual leases. The Partnership will also incur additional insurance and real estate tax expenses if one or more of the leases relating to the five Properties still leased by Long John Silver's, Inc. are rejected. In addition, the increase in operating expenses is partially due to an increase in depreciation expense due to the fact that during 1998, the Partnership reclassified these assets from net investment in direct financing leases to land and building on operating leases.

         In addition, the increase in operating expenses during the quarter ended March 31, 1999, is partially due to the fact that the Partnership incurred $33,181 in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described above in "Liquidity and Capital Resources." If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

Year 2000 Readiness Disclosure

         The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The Partnership does not have any information or non-information technology systems. The general partners and affiliates of the general partners provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the affiliates of the general partners consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates of the general partners are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the general partners have no internally generated programmed software coding to correct, because substantially all of the software utilized by the general partners and affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases.

         In early 1998, the general partners and affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problem. The Y2K Team consists of the general partners and members from the affiliates of the general partners, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Partnership's Year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Year 2000 problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Partnership's systems could have a potential Year 2000 problem.

         The information system of the affiliates of the general partners is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team is in the process of contacting the respective vendors and manufacturers to verify the Year 2000 compliance of their products. In addition, the Y2K Team has also requested and is evaluating documentation from other companies with which the Partnership has a material third party relationship, including the Partnership's tenants, vendors, financial institutions and the Partnership's transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates of the general partners. Although the general partners continue to receive positive responses from the Companies with which the Partnership has third party relationships regarding their Year 2000 compliance, the general partners cannot be assured that the tenants, financial institutions, transfer agent, other vendors and system providers have adequately considered the impact of the Year 2000. The general partners are not able to measure the effect on the operations of the Partnership of any third party's failure to adequately address the impact of the Year 2000.

         The general partners and their affiliates have identified and have implemented upgrades for certain hardware equipment. In addition, the general partners and their affiliates have identified certain software applications which will require upgrades to become Year 2000 compliant. The general partners expect all of these upgrades, as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership, to be completed by September 30, 1999, although, the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible Year 2000 issues. The general partners do not expect the aggregate cost of the Year 2000 remedial measures to be material to the results of operations of the Partnership.

         The general partners and affiliates have received certification from the Partnership's transfer agent of its Year 2000 compliance. Due to the material relationship of the Partnership with its transfer agent, the Y2K Team is evaluating the Year 2000 compliance of the systems of the transfer agent and expects to have the evaluation completed by September 30, 1999. Despite the positive response from the transfer agent and the evaluation of the transfer agent's system by the Y2K Team, the general partners cannot be assured that the transfer agent has addressed all possible Year 2000 issues. In the event that the systems of the transfer agent are not Year 2000 compliant, the general partners and their affiliates would have to allocate resources to internally perform the functions of the transfer agent. The general partners do not anticipate that the additional cost of these resources would have a material impact on the Partnership.

         Based upon the progress the general partners and affiliates have made in addressing the Year 2000 issues and their plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with Year 2000 compliance at this time. The general partners and their affiliates plan to address their significant Year 2000 issues prior to the Partnership being affected by them; therefore, they have not developed a comprehensive contingency plan. However, if the general partners and their affiliates identify significant risks related to their Year 2000 compliance, or if their progress deviates from the anticipated timeline, the general partners and their affiliates will develop contingency plans as deemed necessary at that time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK.

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings.

           On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit, Jon Hale, Mary J. Hewitt, Charles A. Hewitt, and Gretchen M. Hewitt v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the Messrs. Seneff and Bourne and CNL Realty Corporation, as general partners of the CNL Income Funds, breached their fiduciary duties and violated the provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed acquisition of the CNL Income Funds by APF. The plaintiffs are seeking unspecified damages and equitable relief. The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against such claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

Item 2.    Changes in Securities.       Inapplicable.

Item 3.    Default upon Senior Securities.   Inapplicable.

Item 4.    Submission of Matters to a Vote of Security Holders.   Inapplicable.

Item 5.    Other Information.        Inapplicable.

Item 6.    Exhibits and Reports on Form 8-K.

               (a)      Exhibits

                     2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of the Registration Statement of APF on Form S-4, File No. 74329.)

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

                     27         Financial Data Schedule (Filed herewith.)

               (b)      Reports on Form 8-K

                           Current Report on Form 8-K dated March 11, 1999 and filed March 12, 1999, describing the proposed merger of the Partnership with and into a subsidiary of CNL American Properties Fund, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 14th day of May, 1999.


                   By:       CNL INCOME FUND XIII, LTD.
                             General Partner


                            By:  /s/ James M. Seneff, Jr.
                                 ----------------------------------------
                                 JAMES M. SENEFF, JR.
                                 Chief Executive Officer
                                 (Principal Executive Officer)


                            By:  /s/ Robert A. Bourne
                                 ----------------------------------------
                                 ROBERT A. BOURNE
                                 President and Treasurer
                                 (Principal Financial and
                                  Accounting Officer)