Form 10-K/A
period 1997-12-31
CNL INCOME FUND XIII LTD
filed 1999-07-30
CIK 893562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________


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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

         The Form 10-K of CNL Income Fund XIII, Ltd. for the year ended December 31, 1997 is being amended to provide additional disclosure under Item 1. Business, Item 2. Properties and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources, Short-Term Liquidity and Long-Term Liquidity.



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


         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $35,324,831, and were used to acquire 47 Properties, including nine Properties consisting of only land, two Properties owned by joint ventures in which the Partnership is a co-venturer, and one Property acquired as tenants-in-common with affiliates of the General Partners, to pay acquisition fees to an affiliate of the General Partners totalling $2,200,000, to pay miscellaneous acquisition expenses and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1995, the tenant of the Property in Houston, Texas, exercised its option in accordance with the lease agreement to substitute another Property for the Houston, Texas Property. In connection therewith, the Partnership sold the Houston, Texas Property to the tenant and used the net sales proceeds, along with approximately $39,800 of cash reserves, to acquire a Checkers Property in Lakeland, Florida, from the tenant. During the year ended December 31, 1996, the Partnership sold its Property in Richmond, Virginia, consisting of land only. During the year ended December 31, 1997, the Partnership reinvested the net sales proceeds from the sale of the Property in Richmond, Virginia, in a Burger King Property located in Akron, Ohio, with an affiliate of the General Partners as tenants-in-common. In addition, during the year ended December 31, 1997, the Partnership sold its Property in Orlando, Florida, to a third party and reinvested the net sales proceeds in a Chevy's Fresh Mex Property located in Miami, Florida, with an affiliate of the General Partners as tenants-in-common. As a result of the above transactions, as of December 31, 1997, the Partnership owned 47 Properties. The 47 Properties include eight Properties consisting of land only, interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates as tenants-in-common. The lessee of the eight Properties consisting of land only, owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. The Partnership leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.


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

         Generally, the leases of the Properties provide for two to five -year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

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

Major Tenants

         During 1997, four lessees (or group of affiliated lessees) of the Partnership, (i) Flagstar Enterprises, Inc. and Quincy's Restaurants, Inc. (which are affiliated entities under common control of Flagstar Corporation) (hereinafter referred to as Flagstar Corporation), (ii) Long John Silver's, Inc., (iii) Golden Corral Corporation and (iv) Foodmaker, Inc., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from two Properties owned by joint ventures and three Properties owned with an affiliate as tenants-in-common). As of December 31, 1997, Flagstar Corporation was the lessee under leases relating to 12 restaurants, Long John Silver's, Inc. was the lessee under leases relating to eight restaurants, Golden Corral Corporation was the lessee under leases relating to three restaurants and Foodmaker, Inc. was the lessee under leases relating to five restaurants. It is anticipated that based on the minimum rental payments required by the leases, these four lessees or groups of affiliated lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 1998 and subsequent years. In addition, five Restaurant Chains, Long John Silver's, Hardee's, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Jack in the Box and Burger King, each accounted for more than ten percent of the Partnership's total rental income during 1997 (including the Partnership's share of rental income from two Properties owned by joint ventures and three Properties owned with affiliates as tenants-in-common). In subsequent years, it is anticipated that these five Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements and Tenancy in Common Arrangements

         The   Partnership   has  entered  into  two  separate   joint   venture
arrangements: Attalla Joint Venture and Salem Joint Venture, with CNL Income Fund XIV, Ltd., a limited partnership organized pursuant to the laws of the State of Florida and an affiliate of the General Partners, to purchase and hold two Properties. The joint venture arrangements provide for the Partnership and its joint venture partner to share in all costs and benefits associated with the joint ventures in accordance with their respective percentage interests in the joint ventures. The Partnership has a 50 percent interest in Attalla Joint Venture and a 27.8% interest in Salem Joint Venture. The Partnership and its joint venture partner are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures.


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


         In addition to the above joint venture agreements, the Partnership entered into an agreement to hold a Property as tenants-in-common with CNL Income Fund II, Ltd., an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co- tenant's percentage interest. The Partnership owns a 66.13% interest in this Property.

         In addition, in 1997, the Partnership entered into an agreement to hold a Burger King Property , as tenants-in-common , with CNL Income Fund XVII, Ltd., an affiliate of the General Partners, and entered into another agreement to hold a Chevy's Fresh Mex Property, as tenants-in-common, with CNL Income Fund III, Ltd., CNL Income Fund VII, Ltd. and CNL Income Fund X, Ltd., which are affiliates of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Properties in proportion to each co-venturer's percentage interest. The Partnership owns a 63.03% and 47.83% interest in the Burger King Property and the Chevy's Fresh Mex Property, respectively.

         Each of the affiliates is a limited partnership organized pursuant to the laws of the State of Florida. The tenancy in common agreement restricts each co-tenant's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining co-tenant.

         The use of joint venture and tenancy in common arrangements allows the Partnership to fully invest its available funds at times at which it would not have sufficient funds to purchase an additional property, or at times when a suitable opportunity to purchase an additional property is not available. The use of joint venture and tenancy in common arrangements also provides the Partnership with increased diversification of its portfolio among a greater number of properties. In addition, tenancy in common arrangements may allow the Partnership to defer the gain for federal income tax purposes upon the sale of the property if the proceeds are reinvested in an additional property.

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


Item 2.  Properties


         As of December 31, 1997, the Partnership owned 47 Properties. Of the 47 Properties, 42 are owned by the Partnership in fee simple, two are owned through joint venture arrangements and three are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.


Description of Properties

         Land. The Partnership's Property sites range from approximately 19,900 to 145,400 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 1997 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with this report.

         State                                   Number of Properties
         -----                                   --------------------

         Alabama                                          3
         Arkansas                                         1
         Arizona                                          2
         California                                       1
         Colorado                                         1
         Florida                                         10
         Georgia                                          1
         Indiana                                          1
         Kansas                                           1
         Louisiana                                        1
         Maryland                                         1
         North Carolina                                   1
         Ohio                                             4
         Pennsylvania                                     3
         South Carolina                                   2
         Tennessee                                        5
         Texas                                            9
                                                    -------
         TOTAL PROPERTIES:                               47
                                                    =======

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the eight Checkers Properties are owned by the tenant while the land parcels are owned by the Partnership. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the building owned by the Partnership range from approximately 1,900 to 11,500 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1997, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes. As of December 31, 1997, the aggregate cost basis of the Properties owned by the Partnership and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $32,712,921 and $4,762,863, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 1997 by Restaurant Chain.

         Restaurant Chain                             Number of Properties
         ----------------                             --------------------

         Arby's                                                 1
         Burger King                                            5
         Checkers                                               8
         Chevy's Fresh Mex                                      1
         Denny's                                                3
         Golden Corral                                          3
         Hardee's                                              11
         Jack in the Box                                        5
         Long John Silver's                                     8
         Quincy's                                               1
         Wendy's                                                1
                                                           ------
         TOTAL PROPERTIES                                      47
                                                           ======

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

         Leases. The Partnership leases the Properties to operators of selected national and regional fast-food restaurant chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance. Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease. The terms of the leases of the Properties owned by the Partnership are described in Item 1. Business - Leases.

         At December 31, 1997, 1996, 1995, 1994, and 1993, all of the Properties were occupied. The following is a schedule of the average annual rent for each of the five years ended December 31:

                                                             For the Year Ended December 31:
                                   1997            1996              1995             1994             1993
                              --------------------------------------------------------------------------------

    Rental Revenues (1)        $3,822,053        $3,778,319       $3,923,423        $3,610,912        $960,781
    Properties                         47                46               47                46              35
    Average Rent per Unit         $81,320           $82,137          $83,477           $78,498         $27,451


(1) Rental revenues include the Partnership's share of rental revenues from the two Properties owned through joint venture arrangements and the three properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

         The following is a schedule of lease expirations for leases in place as of December 31, 1997 for each of the ten years beginning with 1998 and thereafter.

                                                                                            Percentage of
                                            Number              Annual Rental                Gross Annual
        Expiration Year                 of Leases                 Revenues                  Rental Income
    -----------------------        ------------------       --------------------          ----------------
              1998                              -                          -                           -
              1999                              -                          -                           -
              2000                              1                     34,800                       0.96%
              2001                              -                          -                           -
              2002                              -                          -                           -
              2003                              1                     34,260                       0.94%
              2004                              -                          -                           -
              2005                              -                          -                           -
              2006                              -                          -                           -
              2007                              1                     37,763                       1.04%
              Thereafter                       44                  3,529,811                      97.06%
                                         --------             --------------              --------------
              Totals                           47                  3,636,634                     100.00%


         Leases with Major Tenants. The terms of the leases with the Partnership's major tenants as of December 31, 1997 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business -Leases.

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

                                     PART II


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


      The Partnership was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1997, the Partnership owned 47 Properties, either directly or through joint venture or tenancy in common arrangements.

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

      None of the Properties owned by the Partnership, or the joint ventures or tenancy in common arrangements in which the Partnership owns an interest, is or may be encumbered. Subject to certain restrictions on borrowing, however, the Partnership may borrow funds but will not encumber any of the Properties in connection with any such borrowing. The Partnership will not borrow for the purpose of returning capital to the Limited Partners. The Partnership will not borrow under arrangements that would make the Limited Partners liable to creditors of the Partnership. The General Partners further have represented that they will use their reasonable efforts to structure any borrowing so that it will not constitute "acquisition indebtedness" for federal income tax purposes and also will limit the Partnership's outstanding indebtedness to three percent of the aggregate adjusted tax basis of its Properties. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

         Currently, cash reserves and rental income from the Partnership Properties and net sales proceeds from the sale of Properties, pending reinvestment in additional Properties, are invested in money market accounts or other short-term highly liquid investments such as demand deposit accounts at commercial banks, CDs and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 1997, the Partnership had $907,980 invested in such short-term investments as compared to $1,103,568 at December 31, 1996. The decrease in cash and cash equivalents during the year ended December 31, 1997, is partially the result of the Partnership advancing and not recovering $69,137 from the former tenant of the Denny's Property in Orlando, Florida, as described above. In addition, the decrease was also partially attributable to a decrease in rents paid in advance at December 31, 1997. As of December 31, 1997, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately three percent annually. The funds remaining at December 31, 1997, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

 Short-Term Liquidity

       The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

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

      The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based primarily on current and future anticipated cash from operations, the Partnership declared distributions to the Limited Partners of $3,400,008 for each of the years ended December 31, 1997 and 1996 and $3,375,011 for the year ended December 31, 1995. This represents distributions of $0.85 per Unit for each of the years ended December 31, 1997 and 1996 and $0.84 per Unit for the year ended December 31, 1995. No amounts distributed or to be distributed to the Limited Partners for the years ended December 31, 1997, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

Long-Term Liquidity

      The Partnership has no long-term debt or other long-term liquidity requirements.

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

      During the years ended December 31, 1997, 1996 and 1995, the Partnership earned $3,347,609, $3,376,286 and $3,509,773, respectively, in rental income from operating leases and earned income from direct financing leases from Properties wholly owned by the Partnership. The decrease in rental and earned income during 1997, as compared to 1996, was partially attributable to a decrease of approximately $116,200 as a result of the fact that in February 1997, the Partnership discontinued charging rent to the former tenant of the Denny's Property in Orlando, Florida, as a result of the former tenant vacating the Property. The decrease in rental and earned income during 1997, as compared to 1996, was partially offset by, and the decrease during 1996, as compared to 1995, was partially attributable to the fact that the Partnership established an allowance for doubtful accounts of approximately $15,300, $85,400 and $38,000 during 1997, 1996 and 1995, respectively, for past due rental amounts relating to the Denny's Property in Orlando, Florida, due to financial difficulties the tenant was experiencing. The decrease during 1997, as compared to 1996, was also offset by, and the decrease during 1996, as compared to 1995, was also attributable to the fact that during 1996, the Partnership established an allowance for doubtful accounts of approximately $72,700 for accrued rental income amounts previously recorded (due to the fact that future scheduled rent increases are recognized on a straight-line basis over the term of the lease in accordance with generally accepted accounting principles). The Partnership sold this Property in October 1997, and reinvested the net sales proceeds in a Property in Miami, Florida, as tenants-in-common, with affiliates of the General Partners, as described above in "Capital Resources."

      In addition, the decrease in rental and earned income for the years ended 1997 and 1996, each as compared to the previous year, is partially attributable to a decrease of approximately $46,200 and $5,600, respectively, due to the fact that the Partnership sold its Property in Richmond, Virginia, in November 1996. The Partnership reinvested the net sales proceeds in a Property located in Akron, Ohio, as tenants-in-common, with an affiliate of the General Partners, as described above in "Capital Resources."

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


      In addition, for the years ended December 31, 1997, 1996 and 1995, the Partnership earned $150,417, $60,654 and $98,520, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures during 1997, as compared to 1996 is primarily attributable to the fact that in January 1997, the Partnership reinvested the net sales proceeds from the sale of the Property in Richmond, Virginia, in a Property in Akron, Ohio, with an affiliate of the General Partners, as tenants-in-common as described above in "Capital Resources." The increase was also attributable to the fact that in December 1997, the Partnership reinvested the net sales proceeds from the sale of the Property in Orlando, Florida, in a Property in Miami, Florida, with affiliates of the General Partners, as tenants-in-common as described above in "Capital Resources." The decrease in net income earned by joint ventures during 1996, as compared to 1995, is primarily a result of the former tenant defaulting under the terms of the lease agreement of the Kenny Rogers' Roasters Property owned with an affiliate as tenants-in-common during 1996. The Partnership entered into a new lease for this Property with a new tenant to operate the Property as an Arby's restaurant. Rent commenced in December 1996, upon completion of the renovations.

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

      Operating expenses, including depreciation and amortization expense, were $748,305, $646,794 and $608,140 for the years ended December 31, 1997, 1996 and
1995, respectively. The increase in operating expenses during 1997, as compared to 1996, is primarily the result of the fact that the Partnership recorded bad debt expense of approximately $54,000 for rental amounts due from the former tenant of the Denny's Property in Orlando, Florida, as a result of the Partnership ceasing collection efforts on rental amounts not collected from the tenant as of the time of the sale of the Property in October, 1997, as described above in "Capital Resources." Operating expenses also increased as a result of the fact that the Partnership recorded bad debt expense of approximately $69,100 relating to the advances made to the former tenant of the Denny's Property in Orlando, Florida, that were not recovered from the former tenant, as described above in "Capital Resources." The increase in operating expenses during 1997 is partially offset by, and the increase during 1996 is partially attributable to, the fact that during 1996, the Partnership recorded real estate tax expense relating to this Property of approximately $10,700. No such real estate tax expense was recorded by the Partnership during 1995 or 1997, due to the fact that real estate taxes amounts were paid by the tenant and the purchaser of the Property, respectively, for each of these years.

      The increase in operating expenses during 1996, as compared to 1995, is also partially the result of an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and an increase in insurance expense as a result of the General Partners' obtaining contingent liability and property coverage for the Partnership beginning in May 1995.

         As a result of the sale of the Property in Orlando, Florida, as described above in "Capital Resources," the Partnership recognized a loss for financial reporting purposes of $48,538 for the year ended December 31, 1997. In addition, as a result of the sale of the Property in Richmond, Virginia, as described above in "Capital Resources," the Partnership recognized a gain of $82,855 for financial reporting purposes for the year ended December 31, 1996. In addition, as a result of the sale of the Property in Houston, Texas, as described above in "Capital Resources," the Partnership recognized a loss for financial reporting purposes of $29,560 for the year ended December 31, 1995. The loss was primarily due to acquisition fees and miscellaneous acquisition expenses the Partnership had allocated to this Property and due to accrued rental income relating to future scheduled rent increases that the Partnership had recorded and reversed at the time of sale.

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of July, 1999.

                                          CNL INCOME FUND XIII, LTD.

                                          By:      CNL REALTY CORPORATION
                                                   General Partner


                                                   /s/ Robert A. Bourne
                                                   --------------------
                                                   ROBERT A. BOURNE, President


                                          By:      ROBERT A. BOURNE
                                                   General Partner


                                                   /s/ Robert A. Bourne
                                                   --------------------
                                                   ROBERT A. BOURNE


                                          By:      JAMES M. SENEFF, JR.
                                                   General Partner


                                                   /s/ James M. Seneff, Jr.
                                                   ------------------------
                                                   JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                           Date
       ---------                     -----                           ----

/s/ Robert A. Bourne          President, Treasurer and           July 29, 1999
--------------------          Director (Principal Financial
Robert A. Bourne              and Accounting Officer)




/s/ James M. Seneff, Jr.      Chief Executive Officer            July 29, 1999
------------------------      and Director (Principal
James M. Seneff, Jr.          Executive Officer)