Form 10-Q
period 1999-06-30
CNL INCOME FUND XIII LTD
filed 1999-08-12
CIK 893562

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 1999
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

 For the transition period from _____________________ to _____________________


                             Commission file number
                                     0-23968
                     ---------------------------------------


                           CNL Income Fund XIII, Ltd.
 -----------------------------------------------------------------------------
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

                  Condensed Statements of Cash Flows

                  Notes to Condensed Financial Statements

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

   Item 3.   Quantitative and Qualitative Disclosures About Market
                  Risk

Part II

   Other Information

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                               June 30,              December 31,
                                                                                 1999                    1998
                                                                          -------------------     -------------------
                               ASSETS

   Landand  buildings on operating  leases,  less
       accumulated  depreciation  of $2,299,486 and
       $2,107,624, respectively, and allowance for loss
       on building   of $297,885 in 1999 and 1998                               $ 22,393,406            $ 22,945,358
   Net investment in direct financing leases                                       7,508,202               6,951,890
   Investment in joint ventures                                                    2,447,615               2,451,336
   Cash and cash equivalents                                                         682,240                 766,859
   Receivables, less allowance for doubtful
       accounts of $1,734 and $532, respectively                                      78,930                 121,119
   Prepaid expenses                                                                   16,322                   8,453
   Lease costs, less accumulated
       amortization of $887 in 1999                                                   34,863                  17,875
   Accrued rental income                                                           1,532,130               1,424,603
                                                                          -------------------     -------------------

                                                                                $ 34,693,708            $ 34,687,493
                                                                          ===================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                               $   88,908              $    4,068
   Accrued construction costs payable                                                600,000                      --
   Accrued and escrowed real estate taxes payable                                      8,229                   6,923
   Distributions payable                                                             850,002                 850,002
   Due to related parties                                                             48,066                  22,529
   Rents paid in advance and deposits                                                 34,318                  54,568
                                                                          -------------------     -------------------
       Total liabilities                                                           1,629,523                 938,090

   Commitments and Contingencies (Note 3)

   Partners' capital                                                              33,064,185              33,749,403
                                                                          -------------------     -------------------

                                                                                $ 34,693,708            $ 34,687,493
                                                                          ===================     ===================



           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                  Quarter Ended                    Six Months Ended
                                                                     June 30,                          June 30,
                                                              1999             1998             1999             1998
                                                           ------------     ------------     ------------     -------------
Revenues:
    Rental income from operating leases                      $ 600,198        $ 613,911       $1,196,643      $ 1,232,426
    Adjustments to accrued rental income                            --         (311,118 )             --         (311,118  )
    Earned income from direct financing leases                 196,996          198,185          389,946          415,220
    Contingent rental income                                    69,638           75,085          110,243          141,008
    Interest and other income                                    6,225           12,991           12,993           33,186
                                                           ------------     ------------     ------------     -------------
                                                               873,057          589,054        1,709,825        1,510,722
                                                           ------------     ------------     ------------     -------------

Expenses:
    General operating and administrative                        33,055           40,490           74,574           70,584
    Professional services                                        8,954            6,230           20,993           14,635
    Bad debt expense                                               615               --              615               --
    Management fees to related party                             9,181            8,821           17,777           17,774
    Real estate taxes                                            4,979            2,888           13,319            2,888
    State and other taxes                                           --              231           21,476           16,184
    Depreciation and amortization                               96,830           97,995          200,671          196,413
    Transaction costs                                           80,702               --          113,883               --
                                                           ------------     ------------     ------------     -------------
                                                               234,316          156,655          463,308          318,478
                                                           ------------     ------------     ------------     -------------

Income Before Equity in Earnings of Joint
    Ventures and Loss on Demolition of Building                638,741          432,399        1,246,517        1,192,244

Equity in Earnings of Joint Ventures                            60,327           57,175          120,554          121,482

Loss on Demolition of Building                                (352,285 )             --         (352,285 )             --
                                                           ------------     ------------     ------------     -------------

Net Income                                                   $ 346,783        $ 489,574       $1,014,786      $ 1,313,726
                                                           ============     ============     ============     =============

Allocation of Net Income:
    General partners                                          $  5,348         $  4,895         $ 12,028        $  13,137
    Limited partners                                           341,435          484,679        1,002,758        1,300,589
                                                           ------------     ------------     ------------     -------------

                                                             $ 346,783        $ 489,574       $1,014,786      $ 1,313,726
                                                           ============     ============     ============     =============

Net Income Per Limited Partner Unit                           $   0.09         $   0.12         $   0.25        $    0.33
                                                           ============     ============     ============     =============

Weighted Average Number of Limited Partner
    Units Outstanding                                        4,000,000        4,000,000        4,000,000        4,000,000
                                                           ============     ============     ============     =============



           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                           Six Months Ended              Year Ended
                                                                               June 30,                 December 31,
                                                                                 1999                       1998
                                                                        -----------------------     ----------------------
General partners:
    Beginning balance                                                            $     163,874               $    137,207
    Net income                                                                          12,028                     26,667
                                                                        -----------------------     ----------------------
                                                                                       175,902                    163,874
                                                                        -----------------------     ----------------------

Limited partners:
    Beginning balance                                                               33,585,529                 34,516,349
    Net income                                                                       1,002,758                  2,469,188
    Distributions ($0.43 and $0.85 per
       limited partner unit, respectively)                                          (1,700,004 )               (3,400,008 )
                                                                        -----------------------     ----------------------
                                                                                    32,888,283                 33,585,529
                                                                        -----------------------     ----------------------

Total partners' capital                                                         $   33,064,185             $   33,749,403
                                                                        =======================     ======================


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                  Six Months Ended
                                                                                      June 30,
                                                                              1999                 1998
                                                                         ----------------     ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                 $1,633,260          $1,733,901
                                                                         ----------------     ---------------

    Cash Flows from Investing Activities:
       Payment of lease costs                                                    (17,875 )                --
                                                                         ----------------     ---------------
          Net cash used in investing activities                                  (17,875 )                --
                                                                         ----------------     ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                      (1,700,004 )        (1,700,004 )
                                                                         ----------------     ---------------
              Net cash used in financing activities                           (1,700,004 )        (1,700,004 )
                                                                         ----------------     ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                             (84,619 )            33,897

Cash and Cash Equivalents at Beginning of Period                                 766,859             907,980
                                                                         ----------------     ---------------

Cash and Cash Equivalents at End of Period                                     $ 682,240           $ 941,877
                                                                         ================     ===============

Supplemental Schedule of Non-Cash Investing and Non-Cash Financing Activities:

       Construction costs incurred and unpaid at end of
          period                                                               $ 600,000              $   --
                                                                         ================     ===============

       Distributions declared and unpaid at end of
          period                                                               $ 850,002           $ 850,002
                                                                         ================     ===============


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XIII, Ltd. (the "Partnership") for the year ended December 31, 1998.

2.       Land and Buildings:

         In November 1998, the Partnership entered into a new lease for the property in Tampa, Florida with a new tenant to operate the property as a Steak-N-Shake restaurant. In connection with the new lease agreement, during the six months ended June 30, 1999, the building located on the Partnership's property was demolished. As a result, the undepreciated cost of the building of $352,285 was charged to net income for financial reporting purposes.

3.       Commitments and Contingencies:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 1,943,093 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $20.00 per APF Share, the price paid by APF investors (after an adjustment for a one for two reverse stock split effective on June 3, 1999) in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $38,283,180 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


3.       Commitments and Contingencies - Continued:

         of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the fourth quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF and CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

         In May 1999, the Partnership entered into a new lease for the property in Philadelphia, Pennsylvania, with a new tenant to operate the property as an Arby's restaurant. In connection therewith, the Partnership agreed to pay up to $433,000 in renovation costs, none of which have been incurred as of June 30, 1999.

4.       Subsequent Event:

         In July 1999, the Partnership sold its property in Houston, Texas, to a third party for $1,073,887 and received net sales proceeds of $1,063,318, resulting in a gain of $176,159 for financial reporting purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1999, the Partnership owned 47 Properties, which included interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 1999 and 1998 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,633,260 and $1,733,901 for the six months ended June 30, 1999 and 1998, respectively. The decrease in cash from operations for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, is primarily a result of changes in the Partnership's working capital.

         In November 1998, the Partnership entered into a new lease for the Property located in Tampa, Florida with a new tenant to operate the Property as a Steak-N-Shake restaurant. In connection with the new lease agreement, during the six months ended June 30, 1999, the building located on the Partnership's Property was demolished. As a result, the undepreciated cost of the building of $352,285 was charged to net income for financial reporting purposes. As of June 30, 1999, a new building had been constructed and became operational. The Partnership will use a portion of the net sales proceeds from the sale of the Property in Houston, Texas, to pay such costs, as described below.

         In May 1999, the Partnership entered into a new lease for the Property in Philadelphia, Pennsylvania, with a new tenant to operate the property as an Arby's restaurant. In connection with the lease the Partnership agreed to pay up to $433,000 in renovation costs relating to this Property. No such amounts have been incurred as of June 30, 1999. The Partnership intends to use a portion of the net sales proceeds from the sale of the Property in Houston, Texas, to pay such costs, as described below.

         In July 1999, the Partnership sold its Property in Houston, Texas, to a third party for $1,073,887 and received net sales proceeds of $1,063,318, resulting in a gain of $176,159 for financial reporting purposes. The Partnership intends to use the net sales proceeds to pay for the renovation costs described above.

         Currently, rental income from the Partnership's Properties and any net sales proceeds from the sale of Properties, pending the use of such proceeds to pay construction and renovation costs as described above, are invested in money market accounts or other short-term, highly liquid investments such as demand deposits at commercial banks, certificates of deposit, and money markets with less than a 30-day maturity date. At June 30, 1999, the Partnership had

$682,240 invested in such short-term investments, as compared to $766,859 at December 31, 1998. The funds remaining at June 30, 1999 will be used to pay distributions and other liabilities.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and future anticipated cash from operations, the Partnership declared distributions to the limited partners of $1,700,004 for each of the six months ended June 30, 1999 and 1998 ($850,002 for each applicable quarter). This represents distributions of $0.43 per unit for each applicable six months ($0.21 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 1999 and 1998. No amounts distributed to the limited partners for the six months ended June 30, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $1,629,523 at June 30, 1999, from $938,090 at December 31, 1998, primarily as a result of the Partnership accruing construction costs relating to the Steak-N-Shake Property described above. Liabilities at June 30, 1999, to the extent they exceed cash and cash equivalents at June 30, 1999, will be paid from net sales proceeds from the sale of a Property, as described above, future cash from operations, or in the event the general partners elect to make capital contributions or loans, from future general partner contributions or loans.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During each of the six months ended June 30, 1999 and 1998, the Partnership owned and leased 42 wholly owned Properties to operators of fast-food and family-style restaurant chains. During the six months ended June 30, 1999 and 1998, the Partnership earned $1,586,589 and $1,336,528, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $797,194 and $500,978 of which was earned during the quarters ended June 30, 1999 and 1998, respectively. Rental and earned income was lower during the quarter and six months ended June 30, 1998, as compared to the quarter and six months ended June 30, 1999, due to the fact that in June 1998, Long John Silver's, Inc. filed for bankruptcy and rejected the leases relating to three of the eight Properties it leased and ceased making rental payments on the three rejected leases. As a result, during the quarter and six months ended June 30, 1998, the Partnership wrote off accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles) relating to these Properties. No amounts were written-off during the quarter and six months ended June 30, 1999. The effect from the write-off of accrued rental income was partially offset by the fact that the Partnership recorded rental and earned income during the quarter and six months ended June 30, 1998, prior to the tenant vacating the Properties in June 1998. No rental and earned income was recognized during the quarter and six months ended June 30, 1999 from the former tenant. The Partnership has continued to receive rental payments relating to the leases not rejected by the tenant.

         Rental and earned income increased during the quarter and six months ended June 30, 1999, by approximately $46,500 and $85,000, respectively, due to the fact that the Partnership re-leased two of these Properties to new tenants with rental payments commencing in December 1998 for one lease and June 1999 for the other lease. In May 1999, the Partnership released the remaining vacant Property to a new tenant, and intends to renovate the Property into an Arby's restaurant, as described above in "Capital Resources." While Long John Silver's, Inc. has not rejected or affirmed the remaining five leases, there can be no assurance that some or all of the leases will not be rejected in the future. The lost revenues that would result in the event the remaining five leases are rejected could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease these Properties in a timely manner.

         During the six months ended June 30, 1999 and 1998, the Partnership also earned $110,243 and $141,008, respectively, in contingent rental income, $69,638 and $75,085 of which was earned during the quarters ended June 30, 1999 and 1998, respectively. Contingent rental income was higher during the quarter and six months ended June 30, 1998, as compared to the quarter and six months ended June 30, 1999, due to the fact that during the quarter and six months ended June 30, 1998, the Partnership recorded additional contingent rental amounts as a result of adjusting estimated contingent rental amounts accrued at December 31, 1997, to actual amounts.

         During the six months ended June 30, 1999 and 1998, the Partnership also owned and leased two Properties indirectly through joint venture arrangements and three Properties with affiliates of the general partners as tenants-in-common. In connection therewith, during the six months ended June 30, 1999 and 1998, the Partnership earned $120,554 and $121,482, respectively, $60,327 and $57,175 of which was earned during the quarters ended June 30, 1999 and 1998, respectively.

         Operating expenses, including depreciation and amortization expense, were $463,308 and $318,478 for the six months ended June 30, 1999 and 1998, respectively, of which $234,316 and $156,655 were incurred for the quarters ended June 30, 1999 and 1998, respectively. The increase in operating expenses during the quarter and six months ended June 30, 1999, is primarily due to the fact that the Partnership incurred $80,702 and $113,883, during the quarter and six months ended June 30, 1999, respectively, in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described below. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         In addition, the increase in operating expenses during the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, is partially attributable to an increase in insurance, legal fees and real estate tax expenses as a result of Long John Silver's, Inc. filing for bankruptcy and rejecting the leases relating to three Properties in June 1998, as described above. During 1998, the Partnership entered into two leases, each with a new tenant for two of the three vacant Properties, to operate the Properties as a Lions Choice restaurant and a Steak-N-Shake restaurant. In addition, in May 1999, the Partnership re-leased the remaining Property to a new tenant and intends to renovate the Property into an Arby's restaurant, as described above in "Capital Resources." In accordance with the lease agreements, the new tenant of the Lions Choice Property became responsible for real estate taxes, insurance and maintenance relating to this Property during 1998 and the new tenant of the Arby's Property became responsible for these expenses in May 1999. The Partnership will continue to incur these expenses relating to the Property that is expected to be converted into a Steak-N-Shake until the conversion of this Property is completed, at which point this tenant will be responsible for these expenses under the terms of its lease. The Partnership will also incur additional insurance and real estate tax expenses if one or more of the leases relating to the five Properties still leased by Long John Silver's, Inc. are rejected.

Proposed Merger

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 1,943,093 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $20.00 per APF Share, the price paid by APF investors (after an adjustment for a one for two reverse stock split effective June 3, 1999) in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $38,283,180 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the fourth quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF and CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

Year 2000 Readiness Disclosure

         The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. As of June 30, 1999 the Partnership did not have any information or non-information technology systems. The general partners and certain of the affiliates of the general partners provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the affiliates of the general partners consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates of the general partners are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the general partners have no internally generated programmed software coding to correct because substantially all of the software utilized by the general partners and affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases.

         In early 1998, the general partners and affiliates formed a Year 2000 team, for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problem. The Y2K Team consists of the general partners and members from certain of the affiliates of the general partners, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Partnership's Year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Year 2000 problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Partnership's systems could have a potential Year 2000 problem.

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

         The general partners and their affiliates have identified and have implemented upgrades for certain hardware equipment. In addition, the general partners and their affiliates have identified certain software applications which will require upgrades to become Year 2000 compliant. The general partners expect that all of these upgrades, as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership, to be completed by September 30, 1999, although, the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible Year 2000 issues. The general partners do not expect the aggregate cost of the Year 2000 remedial measures to be material to the results of operations of the Partnership.

         The general partners and their affiliates have received certification from the Partnership's transfer agent of its Year 2000 compliance. Due to the material relationship of the Partnership with its transfer agent, the Y2K Team is evaluating the Year 2000 compliance of the systems of the transfer agent and expects to have the evaluation completed by September 30, 1999. Despite the positive response from the transfer agent and the evaluation of the transfer agent's system by the Y2K Team, the general partners cannot be assured that the transfer agent has addressed all possible Year 2000 issues. In the event that the systems of the transfer agent are not Year 2000 compliant, the general partners and their affiliates will have to allocate resources to internally perform the functions of the transfer agent. The general partners do not anticipate that the additional cost of these resources would have a material impact on the Partnership.

         Based upon the progress the general partners and their affiliates have made in addressing the Year 2000 issues and their plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with Year 2000 compliance at this time. The general partners and their affiliates plan to address their significant Year 2000 issues prior to the Partnership being affected by them; therefore, we have not developed a comprehensive contingency plan. However, if the general partners and their affiliates identify significant risks related to their Year 2000 compliance, or if their progress deviates from the anticipated timeline, the general partners and their affiliates will develop contingency plans as deemed necessary at that time.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings.

            On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen M. Hewitt Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

            On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

Item 2.     Changes in Securities.       Inapplicable.

Item 3.     Default upon Senior Securities.   Inapplicable.

Item 4.     Submission of Matters to a Vote of Security Holders.   Inapplicable.

Item 5.     Other Information.        Inapplicable.

Item 6.     Exhibits and Reports on Form 8-K.

     (a)      Exhibits

                     2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999 and as amended June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of Amendment No. 1 to the Registration Statement of APF on Form S-4, File No. 74329.)

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

                     27         Financial Data Schedule (Filed herewith.)

              (b)      Reports on Form 8-K

                        No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of August, 1999.


                       By:       CNL INCOME FUND XIII, LTD.
                                 General Partner


                                 By:           /s/ James M. Seneff, Jr.
                                               -----------------------------
                                               JAMES M. SENEFF, JR.
                                               Chief Executive Officer
                                               (Principal Executive Officer)


                                 By:           /s/ Robert A. Bourne
                                               ------------------------------
                                               ROBERT A. BOURNE
                                               President and Treasurer
                                               (Principal Financial and
                                                Accounting Officer)