Form 10-K405/A
period 1998-12-31
CNL INCOME FUND XIII LTD
filed 1999-10-29
CIK 893562

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                  FORM 10-K/A
                                Amendment No. 1
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended      December 31, 1998
                                     ------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to ______________


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes      X      No
                                         ---------      ---------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[x]

     Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of 4,000,000 units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $10 per Unit.

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

     The Form 10-K of CNL Income Fund XIII, Ltd. for the year ended December 31, 1998 is being amended to revise the disclosure under Item 1. Business, Item 2. Properties, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.


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

     The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $35,324,831, and were used to acquire 47 Properties, including ten Properties consisting of only land, two Properties owned by joint ventures in which the Partnership is a co-venturer, and one Property acquired as tenants-in-common with affiliates of the General Partners, to pay acquisition fees to an affiliate of the General Partners totalling $2,200,000, to pay miscellaneous acquisition expenses and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1996, the Partnership sold its Property in Richmond, Virginia, consisting of land only. During the year ended December 31, 1997, the Partnership reinvested the net sales proceeds from the sale of the Property in Richmond, Virginia, in a Burger King Property located in Akron, Ohio, with an affiliate of the General Partners as tenants-in-common. In addition, during the year ended December 31, 1997, the Partnership sold its Property in Orlando, Florida, to a third party and reinvested the net sales proceeds in a Chevy's Fresh Mex Property located in Miami, Florida, with an affiliate of the General Partners as tenants-in-common. As a result of the above transactions, as of December 31, 1998, the Partnership owned 47 Properties. The 47 Properties include eight Properties consisting of land only, interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates as tenants-in-common. The lessee of the eight Properties consisting of land only, owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. The Partnership leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities .

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

     Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

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

Joint Venture and Tenancy in Common Arrangements

     The Partnership has entered into two separate joint venture arrangements:
Attalla Joint Venture and Salem Joint Venture, with CNL Income Fund XIV, Ltd., a limited partnership organized pursuant to the laws of the State of Florida and an affiliate of the General Partners, for each joint venture to purchase and hold one Property. The joint venture arrangements provide for the Partnership and its joint venture partner to share in all costs and benefits associated with the joint ventures in accordance with their respective percentage interests in the joint ventures. The Partnership has a 50 percent interest in Attalla Joint Venture and a 27.8% interest in Salem Joint Venture. The Partnership and its joint venture partner are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures.

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

     In addition to the above joint venture agreements, the Partnership entered into an agreement to hold an Arby's Property as tenants-in-common, with CNL Income Fund II, Ltd., an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-tenant's percentage interest. The Partnership owns a 66.13% interest in this Property.

     In addition, in 1997, the Partnership entered into an agreement to hold a Burger King Property, as tenants-in-common, with CNL Income Fund XVII, Ltd., an affiliate of the General Partners, and entered into another agreement to hold a Chevy's Fresh Mex Property with CNL Income Fund III, Ltd., CNL Income Fund VII, Ltd. and CNL Income Fund X, Ltd., which are affiliates of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Properties in proportion to each co-tenant's percentage interest. The Partnership owns a 63.09% and 47.83% interest in the Burger King Property and the Chevy's Fresh Mex Property, respectively.

     The affiliates are limited partnerships organized pursuant to the laws of the State of Florida. The tenancy in common agreement restricts each co-tenant's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining co-tenant.

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


Item 2.  Properties

     As of December 31, 1998, the Partnership owned 47 Properties. Of the 47 Properties, 42 are owned by the Partnership in fee simple, two are owned through joint venture arrangements and three are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses. This schedule was filed with the Partnership's Form 10-K for the year ended December 31, 1998.

Description of Properties

     Land. The Partnership's Property sites range from approximately 19,900 to 145,400 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

     The following table lists the Properties owned by the Partnership as of December 31, 1998 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with the Partnership's Form 10-K for the year ended December 31, 1998.

          State                                Number of Properties
          -----                                --------------------

          Alabama                                       3
          Arkansas                                      1
          Arizona                                       2
          California                                    1
          Colorado                                      1
          Florida                                       10
          Georgia                                       1
          Indiana                                       1
          Kansas                                        1
          Louisiana                                     1
          Maryland                                      1
          North Carolina                                1
          Ohio                                          4
          Pennsylvania                                  3
          South Carolina                                2
          Tennessee                                     5
          Texas                                         9
                                                      ------
          TOTAL PROPERTIES:                             47
                                                      ======


     Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the nine Checkers Properties are owned by the tenant while the land parcels are owned by the Partnership. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the building owned by the Partnership range from approximately 1,900 to 11,500 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1998, the Partnership had entered into an agreement to pay up to $600,000 in renovation costs to renovate a Property from a Long John Silver's restaurant into a Steak-N-Shake Restaurant. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes. As of December 31, 1998, the aggregate cost of the Properties owned by the Partnership and joint ventures (including the Properties owned through tenancy in common arrangements) for federal income tax purposes was $32,712,921 and $4,767,863, respectively.


     The following table lists the Properties owned by the Partnership as of December 31, 1998 by Restaurant Chain.


          Restaurant Chain                     Number of Properties
          ----------------                     --------------------

          Arby's                                        1
          Burger King                                   5
          Checkers                                      8
          Chevy's Fresh Mex                             1
          Denny's                                       3
          Golden Corral                                 3
          Hardee's                                      11
          Jack in the Box                               5
          Lion's Choice                                 1
          Long John Silver's                            7
          Quincy's                                      1
          Wendy's                                       1
                                                     -------
          TOTAL PROPERTIES:                             47
                                                     ========

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


     At December 31, 1998, 1997, 1996, 1995, and 1994, the Properties were 98%,
100%, 100%, 100%, and 100% occupied, respectively. The following is a schedule of the average annual rent for each of the five years ended December 31:


                                                          For the Year Ended December 31:
                                   1998                1997                1996                1995                1994
                               -----------        ------------         ------------         ----------          ----------
Rental Revenues (1)            $3,482,136          $3,822,053          $3,778,319          $3,923,423          $3,610,912
Properties (2)                         47                  47                  46                  47                  46
Average Rent per Unit          $   74,088          $   81,320          $   82,137          $   83,477          $   78,498

(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

     The following is a schedule of lease expirations for leases in place as of December 31, 1998 for each of the ten years beginning with 1999 and thereafter.

                                                                                           Percentage of
                                               Number             Annual Rental             Gross Annual
              Expiration Year                  of Leases               Revenues              Rental Income
              ---------------               ------------         --------------            ---------------
               1999                              --                          --                        --
               2000                               1                $     34,800                      0.98%
               2001                              --                          --                        --
               2002                              --                          --                        --
               2003                               1                    34,26 10                      0.97%
               2004                              --                          --                        --
               2005                              --                          --                        --
               2006                              --                          --                        --
               2007                               1                       37,763                     1.06%
               2008                               2                      347,428                     9.70%
               Thereafter                        41                    3,095,998                    87.20%
                                            ------------         ------------------        ------------------
               Totals (1)                        46                $   3,550,249                   100.00%
                                            ============         ===================       ==================

(1)  Excludes one Property which was vacant at December 31, 1998.

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


     Foodmaker, Inc. leases five Jack in the Box restaurants. The initial term of each lease is 18 ye ars (expiring between 2010 and 2011) and the average minimum base annual rent is approximately $85,400 (ranging from approximately $59,900 to $95,600).


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


                                    PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The Partnership was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains.
The leases are generally triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1998, the Partnership owned 47 Properties, either directly or through joint venture or tenancy in common arrangements.


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


     Currently, rental income from the Partnership Properties and net sales proceeds from the sale of Properties, pending reinvestment in additional Properties, are invested in money market accounts or other short-term highly liquid investments such as demand deposit accounts at commercial banks, CDs and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 1998, the Partnership had $766,859 invested in such short-term investments as compared to $907,980 at December 31, 1997. The decrease in cash and cash equivalents during the year ended December 31, 1998, is primarily the result of an increase in rents due at December 31, 1998. As of December 31, 1998, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately three percent annually. The funds remaining at December 31, 1998, will be used towards the payment of distributions and other liabilities.


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

     In addition, for the years ended December 31, 1998, 1997, and 1996, the Partnership earned $243,492, $150,417, and $60,654, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by these joint ventures during 1998, as compared to 1997, is primarily attributable to the fact that in December 1997, the Partnership reinvested the net sales proceeds it received from the sale, in October 1997, of the Property in Orlando, Florida, in a Property located in Miami, Florida, with affiliates of the general partners as tenants-in-common, as described above in "Capital Resources." The increase during 1997, as compared to 1996 is primarily attributable to the fact that in January 1997, the Partnership reinvested the net sales proceeds from the sale of the Property in Richmond, Virginia, in a Property in Akron, Ohio, with an affiliate of the General Partners, as tenants-in-common as described above in "Capital Resources."

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


     Operating expenses, including depreciation and amortization expense, were $688,470, $748,305, and $646,794 for the years ended December 31, 1998, 1997, and 1996, respectively. The decrease in operating expenses during 1998, as compared to 1997, is partially attributable to, and the increase in operating expenses during 1997, as compared to 1996, is primarily the result of, the fact that during 1997, the Partnership recorded bad debt expense of approximately $54,000 for rental amounts due from the former tenant of the Denny's Property in Orlando, Florida, as a result of the fact that the former tenant ceased making rental payments. The Partnership ceased collection efforts on rental amounts not collected from the tenant at the sale of the Property in October, 1997, as described above in "Capital Resources." In addition, during 1997 the Partnership recorded bad debt expense of approximately $69,100 relating to the advances made to the former tenant of the Denny's Property in Orlando, Florida, that were not recovered from the former tenant, as described above in "Capital Resources."

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


Proposed Merger


     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. As consideration for the Merger, APF has agreed to issue 3,886 APF Shares. In order to assist the General Partners in evaluating the proposed merger consideration, the General Partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $38,283,180 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former Limited Partners. At a special meeting of the Limited Partners that is expected to be held in the fourth quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the Limited Partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The General Partners intend to recommend that the Limited Partners of the Partnership approve the Merger. In connection with their recommendation, the General Partners will solicit the consent of the Limited Partners at the special meeting.

Year 2000 Readiness Disclosure

Overview of Year 2000 Problem

     The year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Information and Non-Information Technology Systems

     The Partnership does not have any information or non-information technology systems. The General Partners and their affiliates provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the General Partners' affiliates consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates have no internally generated programmed software coding to correct, because substantially all of the software utilized by the affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's restaurant properties is the responsibility of the tenants of such properties in accordance with the terms of the Partnership's leases.

The Y2K Team

     In early 1998, the General Partners and their affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the year 2000 problem. The Y2K Team consists of the General Partners and members from their affiliates, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management.

Assessing Year 2000 Readiness

     The Y2K Team's initial step in assessing year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential year 2000 problems. The Y2K Team has conducted inspections, interviews and tests to identify which of the systems used by the Partnership could have a potential year 2000 problem.

     The information system of the General Partners' affiliates is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team has contacted and is evaluating documentation from the respective vendors and manufacturers to verify the year 2000 compliance of their products. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates.

     In addition, the Y2K Team has requested and is evaluating documentation from other companies with which the Partnership has material third party relationships. Such third parties, in addition to the providers of information and non-information technology systems, consist of the Partnership's transfer agent and financial institutions. The Partnership depends on its transfer agent to maintain and track investor information and its financial institutions for availability of cash.

     As of September 15, 1999, the Y2K Team had received responses from approximately 60% of the third parties. All of the responses were in writing. Of the third parties responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. Although the Y2K Team continues to receive positive responses from the companies with which the Partnership has third party relationships regarding their year 2000 compliance, the General Partners cannot be assured that the third parties have adequately considered the impact of the year 2000.

     In addition, the Y2K Team has requested documentation from the Partnership's tenants. The Y2K Team is in the process of evaluating the responses and expects to complete this process by October 31, 1999. The Partnership has also instituted a policy of requiring any new tenants to indicate that their systems are year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000.

Achieving Year 2000 Compliance

     The Y2K Team has identified and completed upgrades of the hardware equipment that was not year 2000 compliant. In addition, the Y2K Team has identified and completed upgrades of the software applications that were not year 2000 compliant, although the General Partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible year 2000 issues.

     The cost for these upgrades and other remedial measures is the responsibility of the General Partners and their affiliates. The General Partners do not expect that the Partnership will incur any costs in connection with year 2000 remedial measures.

Assessing the Risks to the Partnership of Non-Compliance and Developing Contingency Plans

Risk of Failure of Information and Non-Information Technology Systems Used by the Partnership

     The General Partners believe that the reasonably likely worst case scenario with regard to the information and non-information technology systems used by the Partnership is the failure of one or more of these systems as a result of year year 2000 problems. Because the Partnership's major source of income is rental payments under long-term triple-net leases, any failure of information or non-information technology systems used by the Partnership is not expected to have a material impact on the results of operations of the Partnership. Even if such systems failed, the payment of rent under the Partnership's leases would not be affected. In addition, the Y2K Team is expected to correct any Y2K problems within the control of the General Partners and their affiliates before the year 2000.

     The Y2K Team has determined that a contingency plan to address this risk is not necessary at this time. However, if the Y2K Team identifies additional risks associated with the year 2000 compliance of the information or non-information technology systems used by the Partnership, the Y2K Team will develop a contingency plan if deemed necessary at that time.

Risk of Inability of Transfer Agent to Accurately Maintain Partnership Records

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's transfer agent is that the transfer agent will fail to achieve year 2000 compliance of its systems and will not be able to accurately maintain the records of the Partnership. This could result in the inability of the Partnership to accurately identify its Limited Partners for purposes of distributions, delivery of disclosure materials and transfer of units. The Y2K Team has received certification from the Partnership's transfer agent of its year 2000 compliance. Despite the positive response from the transfer agent, the General Partners cannot be assured that the transfer agent has addressed all possible year 2000 issues.

     The Y2K Team has developed a contingency plan pursuant to which the General Partners and their affiliates would maintain the records of the Partnership manually, in the event that the systems of the transfer agent are not year 2000 compliant. The General Partners and their affiliates would have to allocate resources to internally perform the functions of the transfer agent. The General Partners do not anticipate that the additional cost of these resources would have a material impact on the results of operations of the Partnership.

Risk of Loss of Short-Term Liquidity from Failure of Financial Institutions to Achieve Year 2000 Compliance

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's financial institutions is that some or all of its funds on deposit with such financial institutions may be temporarily unavailable. The Y2K Team has received responses from 93% of the Partnership's financial institutions indicating that their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. Despite the positive responses from the financial institutions, the General Partners cannot be assured that the financial institutions have addressed all possible year 2000 issues. The loss of short-term liquidity could affect the Partnership's ability to pay its expenses on a current basis. The General Partners do not anticipate that a loss of short-term liquidity would have a material impact on the results of operations of the Partnership.

     Based upon the responses received from the Partnership's financial institutions and the inability of the Y2K Team to identify a suitable alternative for the deposit of funds that is not subject to potential year 2000 problems, the Y2K Team has determined not to develop a contingency plan to address this risk.

Risks of Late Payment or Non-Payment of Rent by Tenants

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's tenants is that some of the tenants may make rental payments late as the result of the failure of the tenants to achieve year 2000 compliance of their systems used in the payment of rent, the failure of the tenant's financial institutions to achieve year 2000 compliance, or the temporary disruption of the tenants' businesses. The Y2K Team is in the process of requesting responses from the Partnership's tenants indicating the extent to which their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. The General Partners cannot be assured that the tenants have addressed all possible year 2000 issues. The late payment of rent by one or more tenants would affect the results of operations of the Partnership in the short-term.

     The General Partners are also aware of predictions that the year 2000 problem, if uncorrected, may result in a global economic crisis. The General Partners are not able to determine if such predictions are true. A widespread disruption of the economy could affect the ability of the Partnership's tenants to pay rent and, accordingly, could have a material impact on the results of operations of the Partnership.

     Because payment of rent is under the control of the Partnership's tenants, the Y2K Team is not able to develop a contingency plan to address these risks. In the event of late payment or non-payment of rent, the General Partners will assess the remedies available to the Partnership under its lease agreements.

Item 8.  Financial Statements and Supplementary Data

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                                   CONTENTS
                                   --------

                                                       Page
                                                       ----

Report of Independent Accountants                        18

Financial Statements:

  Balance Sheets                                         19

  Statements of Income                                   20

  Statements of Partners' Capital                        21

  Statements of Cash Flows                               22

  Notes to Financial Statements                          24

                       Report of Independent Accountants
                       ---------------------------------

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


/s/ PricewaterhouseCoopers

Orlando, Florida
February 1, 1999, except for Note 11 for which the date is March 11, 1999

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                                --------------

                                                                         December 31,
                                                                 1998                  1997
                                                              -----------          -----------
                  ASSETS
                  ------

Land and buildings on operating leases, less
  accumulated depreciation and allowance
  for loss on building                                        $22,945,358          $22,788,618
Net investment in direct financing leases                       6,951,890            7,910,470
Investment in joint ventures                                    2,451,336            2,457,810
Cash and cash equivalents                                         766,859              907,980
Receivables, less allowance for doubtful
  accounts of $532 in 1998                                        121,119               23,946
Prepaid expenses                                                    8,453               10,368
Lease costs                                                        17,875                   --
Organization costs, less accumulated
  amortization of $10,000 and $9,422                                   --                  578
Accrued rental income                                           1,424,603            1,423,820
                                                              -----------         ------------

                                                              $34,687,493          $35,523,590
                                                              ===========         ============

       LIABILITIES AND PARTNERS' CAPITAL
       ---------------------------------

Accounts payable                                              $     4,068          $     7,671
Accrued and escrowed real estate taxes
  payable                                                           6,923                   --
Distributions payable                                             850,002              850,002
Due to related parties                                             22,529                6,791
Rents paid in advance and deposits                                 54,568                5,570
                                                              -----------         ------------
     Total liabilities                                            938,090              870,034

Commitment (Note 10)

Partners' capital                                              33,749,403           34,653,556
                                                              -----------         ------------

                                                              $34,687,493          $35,523,590
                                                              ===========         ============

                See accompanying notes to financial statements.

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME
                             --------------------

                                                                         Year Ended December 31,
                                                            1998                  1997                 1996
                                                        -----------           -----------           -----------
Revenues:
  Rental income from
    operating leases                                    $ 2,404,934           $ 2,371,062           $ 2,477,156
  Adjustments to accrued rental
    income                                                 (307,405)                   --                    --
  Earned income from direct
    financing leases                                        764,962               976,547               899,130
  Contingent rental income                                  326,906               287,751               299,495
  Interest and other income                                  49,321                46,693                59,319
                                                        -----------           -----------           -----------
                                                          3,238,718             3,682,053             3,735,100
                                                        -----------           -----------           -----------
Expenses:
  General operating and
    administrative                                          150,239               152,918               156,466
  Bad debt expense                                               --               123,071                    --
  Professional services                                      26,869                25,595                33,746
  Management fees to related party                           35,257                34,321                35,675
  Real estate taxes                                          13,989                    --                10,680
  State and other taxes                                      16,172                18,301                16,793
  Depreciation and amortization                             422,653               394,099               393,434
  Transaction costs                                          23,291                    --                    --
                                                        -----------           -----------           -----------
                                                            688,470               748,305               646,794
                                                        -----------           -----------           -----------
Income Before Equity in Earnings of
  Joint Ventures, Gain (Loss) on
  Sale of Land, Buildings and Investment in
  Direct Financing Lease, and Provision                   2,550,248             2,933,748             3,088,306
  for Loss on Building

Equity in Earnings of Joint Ventures                        243,492               150,417                60,654

Gain (Loss) on Sale of Land, Buildings and
  Investment in Direct Financing Lease                           --               (48,538)               82,855

Provision for Loss on Building                             (297,885)                   --                    --
                                                        -----------           -----------           -----------

Net Income                                              $ 2,495,855           $ 3,035,627           $ 3,231,815
                                                        ===========           ===========           ===========

Allocation of Net Income:
  General partners                                      $    26,667           $    30,690           $    31,490
  Limited partners                                        2,469,188             3,004,937             3,200,325
                                                        -----------           -----------           -----------
                                                        $ 2,495,855           $ 3,035,627           $ 3,231,815
                                                        ===========           ===========           ===========

Net Income Per Limited Partner Unit                     $      0.62           $      0.75           $      0.80
                                                        ===========           ===========           ===========

Weighted Average Number of
  Limited Partner Units Outstanding                       4,000,000             4,000,000             4,000,000
                                                        ===========           ===========           ===========

                See accompanying notes to financial statements.

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                        -------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

                                        General Partners                             Limited Partners
                                 --------------------------   ---------------------------------------------------------------------
                                                Accumulated                                 Accumulated   Syndication
                                 Contributions    Earnings    Contributions Distributions     Earnings       Costs        Total
                                 -------------  -----------   ------------- -------------   ------------  -----------  ------------
Balance, December 31, 1995       $       1,000  $    74,027   $ 40,000,000  $  (7,528,384)  $  7,304,656  $(4,665,169) $ 35,186,130

   Distribution to limited
      partners ($0.85 per
      limited partner unit)                 --           --             --     (3,400,008)            --           --    (3,400,008)
   Net income                               --       31,490             --             --      3,200,325           --     3,231,815
                                 -------------  -----------   ------------  -------------   ------------  -----------  ------------

Balance, December 31, 1996               1,000      105,517     40,000,000    (10,928,392)    10,504,981   (4,665,169)   35,017,937

   Distribution to limited
      partners ($0.85 per
      limited partner unit)                 --           --             --     (3,400,008)            --           --    (3,400,008)
   Net income                               --       30,690             --             --      3,004,937           --     3,035,627
                                 -------------  -----------   ------------  -------------   ------------  -----------  ------------

Balance, December 31, 1997               1,000      136,207     40,000,000    (14,328,400)    13,509,918   (4,665,169)   34,653,556

   Distribution to limited
      partners ($0.85 per
      limited partner unit)                 --           --             --     (3,400,008)            --           --    (3,400,008)
   Net income                               --       26,667             --             --      2,469,188           --     2,495,855
                                 -------------  -----------   ------------  -------------   ------------  -----------  ------------

Balance, December 31, 1998       $       1,000  $   162,874   $ 40,000,000  $ (17,728,408)  $ 15,979,106  $(4,665,169) $ 33,749,403
                                 =============  ===========   ============  =============   ============  ===========  ============

                See accompanying notes to financial statements.

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                      Year Ended December 31,
                                                         1998                  1997               1996
                                                      -----------          -----------        -----------
Increase (Decrease) in Cash and Cash
  Equivalents:

    Cash Flows from Operating Activities:
       Cash received from tenants                     $ 3,235,985          $ 3,329,633        $ 3,476,985
       Distributions from joint ventures                  250,270              151,322             93,700
       Cash paid for expenses                            (245,273)            (236,793)          (251,454)
       Interest received                                   36,319               29,395             48,350
         Net cash provided by operating
            activities                                  3,277,301            3,273,557          3,367,581
                                                      -----------          -----------        -----------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and building                 --              932,849            550,000
       Advances to tenant                                      --             (196,980)                --
       Repayment of advances                                   --              127,843                 --
       Investment in joint ventures                          (539)          (1,482,849)                --
       Payment of lease costs                             (17,875)                  --                 --
       Decrease (increase) in restricted cash                                  550,000           (550,000)
                                                      -----------          -----------        -----------
         Net cash used in investing activities            (18,414)             (69,137)                --
                                                      -----------          -----------        -----------

   Cash Flows from Financing Activities:
       Distributions to limited partners               (3,400,008)          (3,400,008)        (3,400,008)
                                                      -----------          -----------        -----------
         Net cash used in financing activities         (3,400,008)          (3,400,008)        (3,400,008)
                                                      -----------          -----------        -----------

Net Decrease in Cash and Cash Equivalents                (141,121)            (195,588)           (32,427)

Cash and Cash Equivalents at Beginning of Year            907,980            1,103,568          1,135,995
                                                      -----------          -----------        -----------

Cash and Cash Equivalents at End of Year              $   766,859          $   907,980        $ 1,103,568
                                                      ===========          ===========        ===========

                See accompanying notes to financial statements.

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED
                     ------------------------------------

                                                                           Year Ended December 31,
                                                                  1998              1997               1996
                                                               ----------        ----------         ----------
Reconciliation of Net Income to Net Cash
 Provided by Operating Activities:

    Net income                                                 $2,495,855        $3,035,627         $3,231,815
                                                               ----------        ----------         ----------
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Bad debt expense                                             --           123,071                 --
          Depreciation                                            421,840           391,434            391,434
          Amortization                                                637             2,665              2,000
          Equity in earnings of joint ventures,
             net of distributions                                   6,954               905             33,046
          Loss (gain) on sale of land and
             building                                                                48,538            (82,855)
          Provision for loss on building                          297,885                --                 --
          Decrease (increase) in receivables                      (97,173)           23,845            (28,034)
          Decrease in net investment in direct
             financing leases                                      82,115            84,646             80,214
          Increase (decrease) in prepaid
             expenses                                               1,915            (1,225)            (5,005)
          Increase in accrued rental income                          (783)         (378,850)          (313,540)
          Increase (decrease) in accounts
             payable and accrued expenses                           3,320           (12,761)            12,137
          Increase (decrease) in due to related
             parties                                               15,738             4,197             (4,773)
          Increase (decrease) in rents paid in
             advance and deposits                                  48,998           (48,535)            51,142
                                                               ----------        ----------         ----------
                Total adjustments                                 781,446           237,930            135,766
                                                               ----------        ----------         ----------

Net Cash Provided by Operating Activities                      $3,277,301        $3,273,557         $3,367,581
                                                               ==========        ==========         ==========

Supplemental Schedule of Non-Cash Investing and
  Financing Activities:

Distributions declared and unpaid at
  December 31                                                  $  850,002        $  850,002         $  850,002
                                                               ==========        ==========         ==========

                See accompanying notes to financial statements.

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1998, 1997, and 1996

1.   Significant Accounting Policies:
     -------------------------------

     Organization and Nature of Business - CNL Income Fund XIII, Ltd. (the
     -----------------------------------
     "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains.

     The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50 percent shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

     Real Estate and Lease Accounting - The Partnership records the acquisition
     --------------------------------
     of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

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

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

1.   Significant Accounting Policies - Continued:
     -------------------------------------------

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

     Investment in Joint Ventures - The Partnership accounts for its interest in
     ----------------------------
     Attalla Joint Venture and Salem Joint Venture, and a property in Arvada, Colorado, a property in Akron, Ohio, and a property in Miami, Florida, for which each property is held as tenants-in-common with affiliates, using the equity method since the Partnership shares control with affiliates which have the same general partners.

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

1.   Significant Accounting Policies - Continued:
     -------------------------------------------

     Cash and Cash Equivalents - The Partnership considers all highly liquid
     -------------------------
     investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

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

     Organization Costs - Organization costs were amortized over five years
     ------------------
     using the straight-line method.

     Lease Costs - Lease incentive costs and brokerage and legal fees associated
     -----------
     with negotiating new leases are amortized over the term of the new lease using the straight-line method.

     Income Taxes - Under Section 701 of the Internal Revenue Code, all income,
     ------------
     expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

     Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

     Use of Estimates - The general partners of the Partnership have made a
     ----------------
     number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. The more significant areas requiring the use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

1.   Significant Accounting Policies - Continued:
     -------------------------------------------

     Reclassification - Certain items in the prior years' financial statements
     ----------------
     have been reclassified to conform to 1998 presentation. These reclassifications had no effect on partners' capital or net income.

2.   Leases:
     ------

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

3.   Land and Buildings on Operating Leases:
     --------------------------------------

     Land and buildings on operating leases consisted of the following at December 31:

                                                            1998                1997
                                                         -----------        -----------
          Land
          Buildings                                      $12,742,897        $12,742,897
                                                          12,607,970         11,743,041
                                                         -----------        -----------
          Less accumulated depreciation                   25,350,867         24,485,938
                                                          (2,107,624)        (1,697,320)
                                                         -----------        -----------
          Less allowance for loss on building             23,243,243         22,788,618
                                                            (297,885)                --
                                                         -----------        -----------

                                                         $22,945,358        $22,788,618
                                                         ===========        ===========

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

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

     The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1998:

          1999                                    $ 2,188,225
          2000                                      2,179,331
          2001                                      2,190,526
          2002                                      2,220,532
          2003                                      2,257,154
          Thereafter                               20,981,325
                                                  -----------

                                                  $32,017,093
                                                  ===========

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

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

4.   Net Investment in Direct Financing Leases:
     -----------------------------------------

     The following lists the components of the net investment in direct financing leases at December 31:

                                                                          1998            1997
                                                                      -----------     ------------
          Minimum lease payments
            receivable                                                $13,789,643     $ 15,747,868
          Estimated residual values                                     2,344,575        2,582,058
          Less unearned income                                         (9,182,328)     (10,419,456)
                                                                      -----------     ------------

          Net investment in direct financing
            leases                                                    $ 6,951,890     $  7,910,470
                                                                      ===========     ============

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

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

4.   Net Investment in Direct Financing Leases - Continued:
     -----------------------------------------------------

     The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1998:

          1999                                    $   857,997
          2000                                        857,997
          2001                                        870,737
          2002                                        888,571
          2003                                        889,113
          Thereafter                                9,425,228
                                                  -----------

                                                  $13,789,643
                                                  ===========

     The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

5.   Investment in Joint Ventures:
     ----------------------------

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

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

5.   Investment in Joint Ventures - Continued:
     ----------------------------------------

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

                                                                             1998                1997
                                                                          ----------          ----------
          Land and buildings on operating
            leases, less accumulated
            depreciation                                                  $4,174,420          $4,256,861
          Net investment in direct financing
            leases                                                           360,790             364,479
          Cash                                                                19,083              18,729
          Receivables                                                            546                  --
          Prepaid expenses                                                       454                 380
          Accrued rental income                                              182,217             106,653
          Liabilities                                                         16,028              15,653
          Partners' capital                                                4,721,482           4,731,449
          Revenues                                                           569,719             347,971
          Net income                                                         476,700             285,922

     The Partnership recognized income totalling $243,492, $150,417, and $60,654 for the years ended December 31, 1998, 1997, and 1996, respectively, from these joint ventures and the properties held as tenants-in-common with affiliates.

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

6.   Allocations and Distributions:
     -----------------------------

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

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

7.   Income Taxes:
     ------------

     The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                              1998               1997               1996
                                                                          ----------          ----------         ----------
          Net income for financial reporting purposes                     $2,495,855          $3,035,627         $3,231,815

          Depreciation for tax reporting purposes in
           excess of depreciation for financial
           reporting purposes                                                (59,127)           (100,696)          (103,634)

          Direct financing leases recorded as
           operating leases for tax reporting
           purposes                                                           82,115              84,646             80,214

          Capitalization of transaction costs for tax                         23,291                  --                 --
           reporting purposes

          Equity in earnings of joint ventures for tax
           reporting purposes in excess of (less
           than) equity in earnings of joint ventures
           for financial reporting purposes                                  (27,118)            (19,727)             6,819

          Gain on sale of property for financial
           reporting purposes, deferred for tax                                   --                  --            (82,855)
           reporting purposes

          Loss on sale of property for financial
           reporting purposes in excess of loss for
           tax reporting purposes                                                 --              38,823                 --

          Allowance for loss on building                                     297,885                  --                 --

          Allowance for doubtful accounts                                        532            (150,734)           102,198

          Accrued rental income                                                 (783)           (378,850)          (313,540)

          Rents paid in advance                                               38,165             (48,535)            51,142
                                                                         -----------          ----------         ----------

          Net income for federal income tax
           purposes                                                       $2,850,815          $2,460,554         $2,972,159
                                                                         ===========          ==========         ==========

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

8.   Related Party Transactions:
     --------------------------

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

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

8.   Related Party Transactions - Continued:
     --------------------------------------

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

9.   Concentration of Credit Risk:
     ----------------------------

     The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates) for each of the years ended December 31:

                                                                   1998             1997              1996
                                                                --------          --------          --------
          Flagstar Enterprises, Inc.                            $649,525          $744,199          $765,109
          Long John Silver's, Inc.                               571,066           759,064           764,565
          Golden Corral Corporation                              542,900           536,886           539,568
          Foodmaker, Inc.                                        458,690           450,816           450,393
          Checkers Drive-In
           Restaurants, Inc.                                         N/A               N/A           412,422

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

9.   Concentration of Credit Risk - Continued:
     ----------------------------------------

     In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates) for each of the years ended December 31:

                                                                   1998              1997              1996
                                                                 --------          --------          --------
          Hardee's                                               $649,525          $649,762          $670,249
          Long John Silver's                                      571,066           759,064           764,565
          Golden Corral Family
            Steakhouse Restaurants                                542,900           536,886           539,568
          Burger King                                             497,670           484,111           431,280
          Jack in the Box                                         458,690           450,816           450,393
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

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

10.  Commitment:
     ----------

     In November 1998, the Partnership entered into a new lease for the property in Tampa, Florida, with a new tenant to operate the property as a Steak-N-Shake restaurant. In connection therewith, the Partnership agreed to pay up to $600,000 in renovation costs, none of which were incurred as of the year ended December 31, 1998.

11.  Subsequent Event:
     ----------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 3,886,185 shares of its common stock, par value $0.01 per shares (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $38,283,180 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of October, 1999.

                                    CNL INCOME FUND XIII, LTD.

                                    By:  CNL REALTY CORPORATION
                                         General Partner

                                         /s/ Robert A. Bourne
                                         ------------------------------
                                         ROBERT A. BOURNE, President


                                    By:  ROBERT A. BOURNE
                                         General Partner

                                         /s/ Robert A. Bourne
                                         ------------------------------
                                         ROBERT A. BOURNE


                                    By:  JAMES M. SENEFF, JR.
                                         General Partner

                                         /s/ James M. Seneff, Jr.
                                         ------------------------------
                                         JAMES M. SENEFF, JR.

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

               Signature                                  Title                          Date
               ---------                                  -----                          ----
/s/ Robert A. Bourne                       President, Treasurer and Director        October 28, 1999
-------------------------------            (Principal Financial and Accounting
Robert A. Bourne                           Officer)


                                           Chief Executive Officer and Director     October 28, 1999
/s/ James M. Seneff, Jr.                   (Principal Executive Officer)
-------------------------------
James M. Seneff, Jr.