Form 10-Q
period 1999-09-30
CNL INCOME FUND XIII LTD
filed 1999-11-12
CIK 893562

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

       (X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended      September 30, 1999
                                              -----------------------------

                                       OR

       ( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _______________________ to ______________________


                             Commission file number
                                     0-23968
                     ---------------------------------------


                           CNL Income Fund XIII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                           59-3143094
----------------------------------------------   -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


450 South Orange Avenue
Orlando, Florida                                              32801
----------------------------------------------   -------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
                                                 -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

                                   CONTENTS





Part I                                                                    Page
                                                                          ----
   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                1

                  Condensed Statements of Income                          2

                  Condensed Statements of Partners' Capital               3

                  Condensed Statements of Cash Flows                      4

                  Notes to Condensed Financial Statements                 5-6

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     7-15

   Item 3.   Quantitative and Qualitative Disclosures About Market
                  Risk                                                    15

Part II

   Other Information                                                      16-17

                                   CNL INCOME FUND XIII, LTD.
                                 (A Florida Limited Partnership)
                                    CONDENSED BALANCE SHEETS


                                                                            September 30,            December 31,
                                                                                 1999                    1998
                                                                          -------------------     -------------------
                               ASSETS
                               ------

Land and buildings on operating leases, less accumulated
  depreciation of $2,282,439 and $2,107,624 in 1999 and
  1998, respectively, and allowance for loss on building
  of $297,885 in 1999 and 1998                                               $ 21,691,429            $ 22,945,358
Net investment in direct financing leases                                       7,484,021               6,951,890
Investment in joint ventures                                                    2,444,595               2,451,336
Cash and cash equivalents                                                       1,788,157                 766,859
Receivables, less allowance for doubtful
  accounts of $532 in 1998                                                         42,643                 121,119
Prepaid expenses                                                                   13,884                   8,453
Lease costs, less accumulated
  amortization of $1,338 in 1999                                                   34,412                  17,875
Accrued rental income                                                           1,527,632               1,424,603
                                                                       -------------------     -------------------

                                                                             $ 35,026,773            $ 34,687,493
                                                                       ===================     ===================

               LIABILITIES AND PARTNERS' CAPITAL
               ---------------------------------

Accounts payable                                                             $    180,768            $      4,068
Accrued construction costs payable                                                816,500                      --
Accrued and escrowed real estate taxes payable                                      9,863                   6,923
Distributions payable                                                             850,002                 850,002
Due to related parties                                                             12,614                  22,529
Rents paid in advance and deposits                                                 40,444                  54,568
                                                                       -------------------     -------------------
    Total liabilities                                                           1,910,191                 938,090

Commitments and Contingencies (Note 4)

Partners' capital                                                              33,116,582              33,749,403
                                                                       -------------------     -------------------

                                                                             $ 35,026,773            $ 34,687,493
                                                                       ===================     ===================



            See accompanying notes to condensed financial statements.

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME


                                                                   Quarter Ended                   Nine Months Ended
                                                                   September 30,                     September 30,
                                                               1999             1998             1999             1998
                                                           ------------     ------------     ------------     -------------
Revenues:
    Rental income from operating leases                      $ 587,142        $ 583,183       $1,783,785       $1,815,609
    Adjustments to accrued rental income                            --            3,713               --         (307,405)
    Earned income from direct financing leases                 209,450          174,129          599,396          589,349
    Contingent rental income                                    65,207           72,309          175,450          213,317
    Interest and other income                                   14,860            8,081           27,853           41,267
                                                           ------------     ------------     ------------     -------------
                                                               876,659          841,415        2,586,484        2,352,137
                                                           ------------     ------------     ------------     -------------

Expenses:
    General operating and administrative                        31,750           44,235          106,324          114,819
    Professional services                                       13,223            5,089           34,831           19,724
    Management fees to related party                             8,962            8,472           26,739           26,246
    Real estate taxes                                               --           67,472           13,319           70,360
    State and other taxes                                           --               --           21,476           16,184
    Depreciation and amortization                               96,446          115,760          297,117          312,173
    Transaction costs                                           60,630               --          174,513               --
                                                           ------------     ------------     ------------     -------------
                                                               211,011          241,028          674,319          559,506
                                                           ------------     ------------     ------------     -------------

Income Before Equity in Earnings of Joint
    Ventures, Gain on Sale of Land and Building and
    Loss on Demolition of Building                             665,648          600,387        1,912,165        1,792,631

Equity in Earnings of Joint Ventures                            60,592           60,864          181,146          182,346

Gain on Sale of Land and Building                              176,159               --          176,159               --

Loss on Demolition of Building                                      --               --         (352,285)              --
                                                           ------------     ------------     ------------     -------------

Net Income                                                   $ 902,399        $ 661,251       $1,917,185       $1,974,977
                                                           ============     ============     ============     =============

Allocation of Net Income:
    General partners                                         $   8,393        $   6,613         $ 20,421       $   19,750
    Limited partners                                           894,006          654,638        1,896,764        1,955,227
                                                           ------------     ------------     ------------     -------------

                                                             $ 902,399        $ 661,251       $1,917,185       $1,974,977
                                                           ============     ============     ============     =============

Net Income Per Limited Partner Unit                          $    0.22        $    0.16       $     0.47       $     0.49
                                                           ============     ============     ============     =============

Weighted Average Number of Limited Partner
    Units Outstanding                                        4,000,000        4,000,000        4,000,000        4,000,000
                                                           ============     ============     ============     =============

            See accompanying notes to condensed financial statements.

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                               Nine Months Ended          Year Ended
                                                 September 30,           December 31,
                                                      1999                   1998
                                               ------------------     ----------------
General partners:
    Beginning balance                            $       163,874       $      137,207
    Net income                                            20,421               26,667
                                               ------------------     ----------------
                                                         184,295              163,874
                                               ------------------     ----------------

Limited partners:
    Beginning balance                                 33,585,529           34,516,349
    Net income                                         1,896,764            2,469,188
    Distributions ($0.64 and $0.85 per
       limited partner unit, respectively)            (2,550,006)          (3,400,008)
                                               ------------------     ----------------
                                                      32,932,287           33,585,529
                                               ------------------     ----------------

Total partners' capital                          $    33,116,582       $   33,749,403
                                               ==================     ================

            See accompanying notes to condensed financial statements.

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                                  Nine Months Ended
                                                                    September 30,
                                                              1999                1998
                                                       ----------------     ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities               $2,529,681          $2,459,747
                                                       ----------------     ---------------

    Cash Flows from Investing Activities:
       Payment of lease costs                                  (17,875)                 --
       Proceeds from sale of land and building               1,059,498                  --
                                                       ----------------     ---------------
          Net cash provided by investing activities          1,041,623                  --
                                                       ----------------     ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                    (2,550,006)         (2,550,006)
                                                       ----------------     ---------------
              Net cash used in financing activities         (2,550,006)         (2,550,006)
                                                       ----------------     ---------------

Net Increase (Decrease) in Cash and Cash Equivalents         1,021,298             (90,259)

Cash and Cash Equivalents at Beginning of Period               766,859             907,980
                                                       ----------------     ---------------

Cash and Cash Equivalents at End of Period                  $1,788,157          $  817,721
                                                       ================     ===============

Supplemental Schedule of Non-Cash Investing and Financing Activities:

       Distributions declared and unpaid at end of
          period                                             $ 850,002          $  850,002
                                                       ================     ===============

       Construction costs incurred and unpaid at
          end of period                                      $ 816,500          $       --
                                                       ================     ===============

            See accompanying notes to condensed financial statements.

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
          Quarters and Nine Months Ended September 30, 1999 and 1998


1.       Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XIII, Ltd. (the "Partnership") for the year ended December 31, 1998.

2.       Land and Buildings:
         ------------------

         In November 1998, the Partnership entered into a new lease for the property in Tampa, Florida with a new tenant to operate the property as a Steak-n-Shake restaurant. In connection with the new lease agreement, during the nine months ended September 30, 1999, the building located on the Partnership's property was demolished. As a result, the undepreciated cost of the building of $352,285 was charged to net income for financial reporting purposes. As of September 30, 1999, a new building had been constructed and was operational.

         In July 1999, the Partnership sold its property in Houston, Texas to a third party for $1,073,887 and received net sales proceeds of $1,059,498, resulting in a gain of $176,159 for financial reporting purposes. This property was originally acquired by the Partnership in August 1993 and had a cost of approximately $861,300, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $198,200 in excess of its original purchase price.

2.       Related Party Transactions:
         --------------------------

         On September 1, 1999, CNL American Properties Fund, Inc. ("APF"), an affiliate of the general partners, acquired CNL Fund Advisors, Inc. ("CFA"), an affiliate who provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. As a result of this acquisition, CFA became a wholly owned subsidiary of APF; however, the terms of the management agreement between the Partnership and CFA remain unchanged and in effect.

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
          Quarters and Nine Months Ended September 30, 1999 and 1998


4.       Commitments and Contingencies:
         -----------------------------

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 1,943,093 shares of its common stock, par value $0.01 per share (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $38,283,180 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the first quarter of 2000, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. On September 23, 1999, the judge assigned to the two lawsuits entered an order consolidating the two cases. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the general partners, have 45 days to respond to that consolidated complaint. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

         In May 1999, the Partnership entered into a new lease for the property in Philadelphia, Pennsylvania, with a new tenant to operate the property as an Arby's restaurant. In connection therewith, the Partnership agreed to pay up to $433,000 in renovation costs, $216,500 of which have been incurred and accrued as of September 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1999, the Partnership owned 46 Properties, which included interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources
-----------------

         The Partnership's primary source of capital for the nine months ended September 30, 1999 and 1998 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,529,681 and $2,459,747 for the nine months ended September 30, 1999 and 1998, respectively. The increase in cash from operations for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 1999.

         In November 1998, the Partnership entered into a new lease for the Property located in Tampa, Florida with a new tenant to operate the Property as a Steak-n-Shake restaurant. In connection with the new lease agreement, during the nine months ended September 30, 1999, the building located on the Partnership's Property was demolished. As a result, the undepreciated cost of the building of $352,285 was charged to net income for financial reporting purposes. As of September 30, 1999, a new building had been constructed and was operational. In connection with the new lease, the Partnership agreed to pay up to $600,000 in renovation costs relating to this Property, all of which have been incurred and accrued as of September 30, 1999. The Partnership will use a portion of the net sales proceeds from the sale of the Property in Houston, Texas, to pay such costs, as described below.

         In May 1999, the Partnership entered into a new lease for the Property in Philadelphia, Pennsylvania, with a tenant to operate the Property as an Arby's restaurant. In connection with the lease, the Partnership agreed to pay up to $433,000 in renovation costs relating to this Property, $216,500 of which have been incurred and accrued as of September 30, 1999. The Partnership intends to use a portion of the net sales proceeds from the sale of the Property in Houston, Texas, to pay such costs, as described below.

         In July 1999, the Partnership sold its Property in Houston, Texas, to a third party for $1,073,887 and received net sales proceeds of $1,059,498, resulting in a gain of $176,159 for financial reporting purposes. This Property was originally acquired by the Partnership in August

1993, and had a cost of approximately $861,300, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $198,200 in excess of its original purchase price. The Partnership intends to use the net sales proceeds to pay for the renovation costs described above. The Partnership anticipates that it will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         Currently, rental income from the Partnership's Properties and any net sales proceeds from the sale of Properties, pending the use of such proceeds to pay construction and renovation costs as described above, are invested in money market accounts or other short-term, highly liquid investments such as demand deposits at commercial banks, certificates of deposit, and money markets with less than a 30-day maturity date. At September 30, 1999, the Partnership had $1,788,157 invested in such short-term investments, as compared to $766,859 at December 31, 1998. The increase in cash and cash equivalents is primarily attributable to the receipt of net sales proceeds relating to the sale of the Property in Houston, Texas, as described above. The funds remaining at September 30, 1999 will be used to pay distributions, construction costs relating to two Properties, as described above and other liabilities.

Short-Term Liquidity
--------------------

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and future anticipated cash from operations, the Partnership declared distributions to the limited partners of $2,550,006 for each of the nine months ended September 30, 1999 and 1998 ($850,002 for each of the quarters ended September 30, 1999 and 1998). This represents distributions of $0.64 per unit for each of he nine months ended September 30, 1999 and 1998 ($0.21 per unit for each of the quarters ended September 30, 1999 and 1998). No distributions were made to the general partners for the quarters and nine months ended September 30, 1999 and 1998. No amounts distributed to the limited partners for the nine months ended September 30, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $1,910,191 at September 30, 1999, from $938,090 at December 31, 1998, partially as a result of the Partnership accruing construction costs relating to the Steak-n-Shake and Arby's Properties as described above. Total liabilities also increased as a result of the Partnership accruing transaction costs relating to the proposed merger with CNL American Properties Fund, Inc. ("APF"), as described below in "Results of Operations". Liabilities at September 30, 1999, to the extent they exceed cash and cash equivalents at September 30, 1999, will be paid from future cash from operations or in the event the general partners elect to make capital contributions or loans, from future general partner contributions or loans.

Long-Term Liquidity
-------------------

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations
---------------------

         During the nine months ended September 30, 1998, the Partnership owned and leased 42 wholly owned Properties and during the nine months ended September 30, 1999, the Partnership owned and leased 42 wholly owned Properties (including one Property in Houston, Texas, which was sold in July 1999) to operators of fast-food and family-style restaurant chains. During the nine months ended September 30, 1999 and 1998, the Partnership earned $2,383,181 and $2,097,553, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $796,592 and $761,025 of which was earned during the quarters ended September 30, 1999 and 1998, respectively. Rental and earned income was lower during the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1999, due to the fact that in June 1998, Long John Silver's, Inc. filed for bankruptcy and rejected the leases relating to three of the eight Properties it leased and ceased making rental payments on the three rejected leases. As a result, during the nine months ended September 30, 1998, the Partnership wrote off approximately $307,400 in accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles) relating to these Properties. No amounts were written-off during the nine months ended September 30, 1999. The effect from the write-off of accrued rental income was partially offset by the fact that the Partnership recorded rental and earned income during the nine months ended September 30, 1998, prior to the tenant vacating the Properties in June 1998. No rental and earned income was recognized during the nine months ended September 30, 1999 from the former tenant. In August 1999, Long John Silver's, Inc. assumed and affirmed its five remaining leases, and the Partnership has continued receiving rental payments relating to these five leases.

         Rental and earned income increased during the quarter and nine months ended September 30, 1999, by approximately $66,200 and $151,400, respectively, due to the fact that the Partnership re-leased two Properties which were rejected by Long John Silver's, Inc. to new tenants with rental payments commencing in December 1998 and June 1999. In addition, in May 1999, the Partnership re-leased the remaining vacant Property to a new tenant, and intends to renovate the Property into an Arby's restaurant, as described above in "Capital Resources."

         The increase in rental and earned income during the quarter and nine months ended September 30, 1999, was partially offset by a reduction in rental and earned income of approximately $20,500 as a result of the sale of the Property in Houston, Texas, as described above in "Capital Resources".

         During the nine months ended September 30, 1999 and 1998, the Partnership also earned $175,450 and $213,317, respectively, in contingent rental income, $65,207 and $72,309 of which was earned during the quarters ended September 30, 1999 and 1998, respectively. Contingent rental income was higher during the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1999, due to the fact that during the quarter and nine months ended September 30, 1998, the Partnership recorded additional contingent rental amounts as a result of adjusting estimated contingent rental amounts accrued at December 31, 1997, to actual amounts.

         During the nine months ended September 30, 1999 and 1998, the Partnership also owned and leased two Properties indirectly through joint venture arrangements and three Properties with affiliates of the general partners as tenants-in-common. In connection therewith, during the nine months ended September 30, 1999 and 1998, the Partnership earned $181,146 and $182,346, respectively, $60,592 and $60,864 of which was earned during the quarters ended September 30, 1999 and 1998, respectively.

         Operating expenses, including depreciation and amortization expense, were $674,319 and $559,506 for the nine months ended September 30, 1999 and 1998, respectively, of which $211,011 and $241,028 were incurred for the quarters ended September 30, 1999 and 1998, respectively. The increase in operating expenses during the nine months ended September 30, 1999, was primarily due to, and the decrease during the quarter ended September 30, 1999, was partially offset by, the fact that the Partnership incurred $60,630 and $174,513 during the quarter and nine months ended September 30, 1999, respectively, in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with APF, as described below. If the limited partners reject the merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         The increase in operating expenses during the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, was partially offset by, and the decrease during the quarter ended September 30, 1999, was partially attributable to, the fact that operating expenses were higher in 1998 due to an increase in insurance, legal fees and real estate tax expenses as a result of Long John Silver's, Inc. filing for bankruptcy and rejecting the leases relating to three Properties in June 1998, as described above. During 1998, the Partnership entered into new leases with new tenants for two of the three vacant Properties, to operate the Properties as a Lions Choice restaurant and a Steak-n-Shake restaurant. In addition, in May 1999, the Partnership re-leased the remaining Property to a new tenant and intends to renovate the Property into an Arby's restaurant, as described above in "Capital Resources." In accordance with the lease agreements, the new tenant of the Lions Choice Property became responsible for real estate taxes, insurance and maintenance relating to this Property during 1998 and the new tenants of the Arby's and Steak-n-Shake Properties became responsible for these expenses in May and June 1999, respectively. Due to the fact that Long John Silver's, Inc. assumed and affirmed its five remaining leases, as described above, Long John Silver's, Inc. will be responsible for real estate taxes, insurance, and maintenance relating to these Properties; therefore, the general partners do not anticipate that the Partnership will incur these expenses for these Properties in the future.

         In addition, the increase in operating expenses during the nine months ended September 30, 1999, was partially offset by, and the decrease during the quarter ended September 30, 1999 was partially attributable to, a decrease in operating expenses as a result of a decrease in depreciation expense due to the sale of the Property in Houston, Texas, as described above.

         As a result of the fact that the Partnership demolished the building related the Property in Houston, Texas, during the nine months ended September 30, 1999, the Partnership recorded a loss on demolition of $352,285 for financial reporting purposes. In addition, as a result of the sale of the Property during the quarter and nine months ended September 30, 1999, as described above in "Capital Resources," the Partnership recognized a gain of $176,159 for financial reporting purposes. No Properties were sold or demolished during the quarter and nine months ended September 30, 1998.

Proposed Merger
---------------

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 1,943,093 shares of its common stock, par value $0.01 per share (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $38,283,180 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the first quarter of 2000, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. On September 23, 1999, the judge assigned to the two lawsuits entered an order consolidating the two cases. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the general partners, have 45 days to respond to that consolidated complaint. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

Year 2000 Readiness Disclosure
------------------------------

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

Assessing Year 2000 Readiness

         The Y2K Team's initial step in assessing year 2000 readiness consisted of identifying any systems that are date-sensitive and, accordingly, could have potential year 2000 problems. The Y2K Team has conducted inspections, interviews and tests to identify which of the systems used by the Partnership could have a potential year 2000 problem.

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

         As of September 30, 1999, the Y2K Team had received responses from approximately 62 percent of the third parties. All of the responses were in writing. Of the third parties responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. Although the Y2K Team continues to receive positive responses from the companies with which the Partnership has third party relationships regarding their year 2000 compliance, the general partners cannot be assured that the third parties have adequately considered the impact of the year 2000.

         In addition, the Y2K Team has requested documentation from the Partnership's tenants. As of September 30, 1999, the Y2K Team had received responses from approximately 73 percent of the tenants. All of the responses were in writing. Of the tenant's responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. The general partners cannot be assured that the tenants have adequately considered the impact of the year 2000. The Partnership has also instituted a policy of requiring any new tenants to indicate that their systems are year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000.

Achieving Year 2000 Compliance

         The Y2K Team has identified and completed upgrades for its hardware equipment that was not year 2000 compliant. In addition, the Y2K Team has identified and completed upgrades of the software applications that were not year 2000 compliant, although the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible year 2000 issues.

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

Assessing the Risks to the Partnership of Non-Compliance and Developing Contingency Plans

Risk of Failure of Information and Non-Information Technology Systems Used by the Partnership

         The general partners believe that the reasonably likely worst case scenario with regard to the information and non-information technology systems used by the Partnership is the failure of one or more of these systems as a result of year 2000 problems. Because the Partnership's major source of income is rental payments under long-term triple-net leases, any failure of information or non-information technology systems used by the Partnership is not expected to have a material impact on the results of operations of the Partnership. Even if such systems failed, the payment of rent under the Partnership's leases would not be affected. In addition, the Y2K Team is expected to correct any Y2K problems within the control of the general partners and their affiliates before the year 2000.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

                                   PART II. OTHER INFORMATION


Item 1.           Legal Proceedings.

                  On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles
                                             ---------------------------------
                  A. Hewitt, Gretchen M. Hewitt Bernard J. Schulte, Edward M.
                  -----------------------------------------------------------
                  and Margaret Berol Trust, and Vicky Berol v. James M. Seneff,
                  -------------------------------------------------------------
                  Jr., Robert A. Bourne, CNL Realty Corporation, and CNL
                  ------------------------------------------------------
                  American Properties Fund, Inc., Case No. CIO-99-0003561.
                  -------------------------------

                  On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines,
                                                             -----------
                  individually and on behalf of a class of persons similarly
                  ----------------------------------------------------------
                  situated, v. CNL American Properties Fund, Inc., James M.
                  ---------------------------------------------------------
                  Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL
                  ----------------------------------------------------------
                  Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL
                  --------------------------------------------------------
                  Financial Corp., CNL Financial Services, Inc. and CNL Group,
                  ------------------------------------------------------------
                  Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth
                  -----
                  Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

                  On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL
                                                                      ----------
                  Income Funds Litigation, Case No. 99-3561. Pursuant to this
                  -----------------------------------------
                  order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999, and the various defendants, including the general partners, have 45 days to respond to that consolidated complaint.

Item 2.           Changes in Securities.  Inapplicable.
                  ----------------------

Item 3.           Default upon Senior Securities.  Inapplicable.
                  -------------------------------

Item 4.           Submission of Matters to a Vote of Security Holders.
                  ----------------------------------------------------
                  Inapplicable.

Item 5.           Other Information. Inapplicable.
                  ------------------

Item 6.           Exhibits and Reports on Form 8-K.
                  ---------------------------------
                  (a)      Exhibits

                           2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999, as amended June 4, 1999, and as amended October 27, 1999 (Filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of Amendment No. 3 to the Registration Statement of APF on Form S-4, File No. 333-74329.)

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

                           27       Financial Data Schedule (Filed herewith.)

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                           SIGNATURES
                                           ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of November, 1999.


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