Form 10-K405
period 1999-12-31
CNL INCOME FUND XIII LTD
filed 2000-03-29
CIK 893562

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           For the transition period from ___________ to __________


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

      Registrant's telephone number, including area code: (407) 540-2000

         Securities registered pursuant to Section 12 (b) of the Act:

     Title of each class:                  Name of exchange on which registered:
            None                                        Not Applicable

          Securities registered pursuant to section 12(g) of the Act:

             Units of limited partnership interest ($10 per Unit)
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No ____
                                       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of 4,000,000 units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market for such Units. Each Unit was originally sold at $10 per Unit.

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

     The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totaled $35,324,831. The net offering proceeds were used to acquire 47 Properties, including ten Properties consisting of only land, two Properties owned by joint ventures in which the Partnership is a co-venturer, and one Property acquired as tenants-in-common with affiliates of the General Partners, to pay acquisition fees to an affiliate of the General Partners totaling $2,200,000, to pay miscellaneous acquisition expenses and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1996, the Partnership sold its Property in Richmond, Virginia, consisting of land only, and reinvested the proceeds in a Burger King Property located in Akron, Ohio, with an affiliate of the General Partners as tenants-in-common, in 1997. In addition, during the year ended December 31, 1997, the Partnership sold its Property in Orlando, Florida, to a third party and reinvested the net sales proceeds in a Chevy's Fresh Mex Property located in Miami, Florida, with an affiliate of the General Partners as tenants-in-common. During the year ended December 31, 1999, the Partnership sold its Jack in the Box Property in Houston, Texas. As a result of the above transactions, as of December 31, 1999, the Partnership owned 46 Properties. The 46 Properties include eight Properties consisting of land only, interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates as tenants-in-common. The lessee of the eight Properties consisting of land only, owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. The Partnership generally leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Termination of Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. the agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General partners; ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Leases

     Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer provide for initial terms ranging from 6 to 20 years (the average being 19 years), and expire between 2000 and 2018. All leases are generally on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $27,400 to $191,900. A majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years, the annual base rent required under the terms if the lease will increase.

     Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 36 of the Partnership's 46 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

     The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

     In June 1998, Long John Silver's, Inc. filed for bankruptcy and rejected the leases relating to three of the eight Properties that it leased and ceased making rental payments to the Partnership under such leases. In October 1998, the Partnership entered into a new lease with a new tenant to operate one of the rejected Properties as a Lion's Choice restaurant. In November 1998, the Partnership entered into a new lease with a new tenant for one of the rejected Properties to operate the location as a Steak-n-Shake restaurant. The Partnership entered into a new lease with a new tenant for the remaining Property with a rejected lease in May 1999. The new tenant will operate the Property as an Arby's restaurant. The lease terms for these three Properties are substantially the same as the Partnership's other leases as described above. In August 1999, Long John Silver's, Inc. assumed and affirmed its five remaining leases and the Partnership has continued receiving rental payments relating to these five leases.

     During 1999, the lease relating to the Property in Penn Hills, Pennsylvania, was amended to provide for a rent reduction from October 1999 through the end of the lease term due to the tenant filing for bankruptcy in 1998, as described above. However, the General Partners do not anticipate that any decrease in rental income relating to this amendment to have a material adverse affect on the Partnership's financial position or results of operations.

Major Tenants

     During 1999, four lessees of the Partnership, Flagstar Enterprises, Inc., Long John Silver's, Inc., Golden Corral Corporation and Jack in the Box Inc., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from two Properties owned by joint ventures and three Properties owned with an affiliate of the General Partners as tenants-in-common). As of December 31, 1999, Flagstar Enterprises, Inc. was the lessee under leases relating to 11 restaurants, Long John Silver's, Inc. was the lessee under leases relating to five restaurants, (excluding three restaurants for which Long John Silver's, Inc. rejected the leases as a result of filing for bankruptcy, as described above), Golden Corral Corporation was the lessee under leases relating to three restaurants and Jack in the Box Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Flagstar Enterprises, Inc., Golden Corral Corporation and Jack in the Box Inc. each will continue to contribute more than ten percent of the Partnership's total rental income in 2000. In addition, five Restaurant Chains, Long John Silver's, Hardee's, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Jack in the Box and Burger King, each accounted for more than ten percent of the Partnership's total rental income during 1999 (including the Partnership's share of rental income from two Properties owned by joint ventures and three Properties owned with affiliates of the General Partners as tenants-in-common). It is anticipated that these five Restaurant chains each will continue to account for more than ten percent of the Partnership's total rental income under the terms of the leases in 2000. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

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

     In addition to the above joint venture agreements, the Partnership entered into agreements to hold an Arby's Property, as tenants-in-common, with CNL Income Fund II, Ltd., a Burger King Property, as tenants-in-common, with CNL Income Fund XVII, Ltd., and a Chevy's Fresh Mex Property, as tenants-in-common, with CNL Income Fund III, Ltd., CNL Income Fund VII, Ltd., and CNL Income Fund X, Ltd. Each of the CNL Income Funds is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the State of Florida. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Properties in proportion to each co-tenant's percentage interest. The Partnership owns a 66.13%, 63.09%, and 47.83% interest
in these Properties, respectively.   The tenancy in common agreements restrict
each party's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining parties.

     The use of joint venture and tenancy in common arrangements allows the Partnership to fully invest its available funds at times at which it would not have sufficient funds to purchase an additional property, or at times when a suitable opportunity to purchase an additional property is not available. The use of joint venture and tenancy in common arrangements also provides the Partnership with increased diversification of its portfolio among a greater number of properties. In addition, tenancy in common arrangements may allow the Partnership to defer the gain for federal income tax purposes upon the sale of a Property if the proceeds are reinvested in an additional Property.

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

Employees

     The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL American Properties Fund, Inc. ("APF"), the parent company of CNL Fund Advisors, Inc., perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc. (formerly CNL Group Inc.) a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

     As of December 31, 1999, the Partnership owned 46 Properties. Of the 46 Properties, 41 are owned by the Partnership in fee simple, two are owned through joint venture arrangements and three are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

     Land. The Partnership's Property sites range from approximately 19,900 to 145,400 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

     The following table lists the Properties owned by the Partnership as of December 31, 1999 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation.

          State                                   Number of Properties
          -----                                   --------------------
          Alabama                                         3
          Arkansas                                        1
          Arizona                                         2
          California                                      1
          Colorado                                        1
          Florida                                        10
          Georgia                                         1
          Indiana                                         1
          Kansas                                          1
          Louisiana                                       1
          Maryland                                        1
          North Carolina                                  1
          Ohio                                            4
          Pennsylvania                                    3
          South Carolina                                  2
          Tennessee                                       5
          Texas                                           8
                                                      -----
          TOTAL PROPERTIES                               46
                                                      =====

     Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the eight Checkers Properties are owned by the tenant while the land parcels are owned by the Partnership. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the building owned by the Partnership range from approximately 1,900 to 11,500 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1999, the Partnership had entered into an agreement to pay up to

$194,743 in renovation costs to renovate a Property from a Long John Silver's restaurant into an Arby's Restaurant. Depreciation expense is computed for buildings and improvements using the straight-line method using a depreciable life of 40 years for federal income tax purposes. As of December 31, 1999, the aggregate cost of the Properties owned by the Partnership and joint ventures (including the Properties owned through tenancy in common arrangements) for federal income tax purposes was $19,267,657 and $2,297,308, respectively.

The following table lists the Properties owned by the Partnership as of December 31, 1999 by Restaurant Chain.

         Restaurant Chain                              Number of Properties
         ----------------                              --------------------

         Arby's                                                 2
         Burger King                                            5
         Checkers                                               8
         Chevy's Fresh Mex                                      1
         Denny's                                                3
         Golden Corral                                          3
         Hardee's                                              11
         Jack in the Box                                        4
         Lion's Choice                                          1
         Long John Silver's                                     5
         Quincy's                                               1
         Steak-N-Shake                                          1
         Wendy's                                                1
                                                            -----
         TOTAL PROPERTIES                                      46
                                                            =====

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

     At December 31, 1999, 1998, 1997, 1996 and 1995, the Properties were 100%,
98%, 100%, 100%, 100%, and 100% occupied, respectively. The following is a schedule of the average rent per Property for the years ended December 31:

                                  1999             1998              1997             1996             1995
                              -------------    -------------    -------------    -------------    -------------
Rental Revenues (1)             $3,727,854        $3,482,136       $3,822,053       $3,778,319       $3,923,423
Properties                              46                47               47               46               47
Average Rent Per Property       $   81,040        $   74,088       $   81,320       $   82,137       $   83,477

(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

     The following is a schedule of lease expirations for leases in place as of December 31, 1999 for the next ten years and thereafter.

                                                                                       Percentage of
                                          Number               Annual Rental            Gross Annual
          Expiration Year               of Leases                Revenues              Rental Income
          ---------------              -----------          -------------------      -----------------
               2000                         1                    $   34,800                 1.00%
               2001                        --                            --                   --
               2002                        --                            --                   --
               2003                         1                        34,260                  .98%
               2004                        --                            --                   --
               2005                        --                            --                   --
               2006                        --                            --                   --
               2007                         1                        37,763                 1.08%
               2008                         2                       347,428                 9.97%
               2009                         2                       247,783                 7.11%
               Thereafter                  39                     2,782,595                79.86%
                                       -----------          -------------------      ----------------
               Total                       46                    $3,484,629               100.00%
                                       ===========          ===================      ================

     Leases with Major Tenants. The terms of the leases with the Partnership's major tenants as of December 31, 1999 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

     Flagstar Enterprises, Inc. leases 11 Hardee's restaurants. The initial term of each lease is 20 years (expiring in 2013) and the average minimum base annual rent is approximately $58,400 (ranging from approximately $48,800 to $65,700).

     Long John Silver's, Inc. leases five Long John Silver's restaurants. The initial term for four of the leases is 20 years (expiring in 2013) and the initial term of the fifth lease, which the Partnership assumed from an unrelated, third party in connection with the acquisition of the related Property, is six years (expiring in 2000). The General Partners will seek to re-lease this Property, or to sell the Property upon the expiration of the lease. The average minimum base annual rent is approximately $82,821 (ranging from approximately $34,800 to $118,100).

     Golden Corral Corporation leases three Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2008 and 2009) and the average minimum base annual rent is approximately $177,900 (ranging from approximately $168,600 to $186,200).

     Jack in the Box Inc. leases four Jack in the Box restaurants. The initial term of each lease is 18 years (expiring between 2010 and 2011) and the average minimum base annual rent is approximately $87,628 (ranging from approximately $65,100 to $101,000).

Competition

     The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.


Item 3. Legal Proceedings

     On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J.
                                                         -----------------
Hewitt, Charles A. Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and
-------------------------------------------------------------------------------
Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne,
--------------------------------------------------------------------------------
CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-
---------------------------------------------------------------
0003561.

     On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly
         ----------------------------------------------------------------------
situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A.
--------------------------------------------------------------------------------
Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial
----------------------------------------------------------------------
Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL
---------------------------------------------------------------------------
Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial
-----------
Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

     On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds
                                              -----------------------
Litigation, Case No. 99-3561.  Pursuant to this order, the plaintiffs in these
----------------------------
cases filed a consolidated and amended complaint on November 8, 1999. On December 22, 1999, the General Partners and CNL Group, inc. filed motions to dismiss and motions to strike. On December 28, 1999, APF and CNL Fund Advisors, Inc. filed motions to dismiss. On March 6, 2000, all of the defendants filed a Joint Notice of Filing Form 8-K Reports and Suggestion of Mootness.


Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable


                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2000 there were 3,048 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 1999, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners had the right to prohibit transfers of Units. From inception through December 31, 1999, the price paid for any Unit transferred pursuant to the Plan range from $8.67 to $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

     The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1999 and 1998 other than pursuant to the Plan.

                                                1999(1)                                            1998 (1)
                          ------------------------------------------------       -------------------------------------------
                               High               Low             Average            High            Low           Average
                          ------------      ------------      ------------       ----------     -----------     ------------
     First Quarter                  (2)               (2)               (2)           $8.67           $8.40            $8.53
     Second Quarter              $7.70             $7.70             $7.70             9.50            7.90             8.54
     Third Quarter                9.50              7.00              8.17             8.95            8.81             8.85
     Fourth Quarter               7.69              7.26              7.48             9.50            8.97             9.16

(1) A total of 9,750 and 30,350 Units were transferred other than pursuant to the Plan for the years ended December 31, 1999 and 1998, respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

     The capital contribution per Unit was $10. All cash available for distribution will be distribute to the partners pursuant to the provisions of the Partnership Agreement.

     For each of the years ended December 31, 1999 and 1998, the Partnership declared cash distributions of $3,400,008 to the Limited Partners. Distributions of $850,002 were declared at the close of each of the Partnership's calendar quarters during 1999 and 1998 to the Limited Partners. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis. No amounts distributed to partners for the years ended December 31, 1999 and 1998 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

     The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions for an annual fee.

(b)  Not applicable

Item 6.  Selected Financial Data


                                                    1999           1998           1997           1996           1995
                                             ---------------------------------------------------------------------------
Year ended December 31:
 Revenues (1)                                    $ 3,719,734    $ 3,482,210    $ 3,832,470    $ 3,795,754    $ 3,956,874
 Net income (2)                                    2,681,165      2,495,855      3,035,627      3,231,815      3,319,174
 Cash distributions declared                       3,400,008      3,400,008      3,400,008      3,400,008      3,375,011
 Net income per Unit (2)                                0.66           0.62           0.75           0.80           0.82
 Cash distributions declared per Unit                   0.85            .85           0.85           0.85           0.84

At December 31:
 Total assets                                    $34,337,261    $34,687,493    $35,523,590    $35,945,070    $36,054,757
 Partners' capital                                33,030,560     33,749,403     34,653,556     35,017,937     35,186,130

(1) Revenues include equity in earnings of joint ventures and adjustments to accrued rental income due to the tenant of certain Properties filing for bankruptcy.

(2) Net income for the year ended December 31, 1999, includes a loss on removal of building in connection with renovation of $352,285 and a gain on sale of land and buildings of $176,159. Net income for the year ended December 31, 1998 includes a provision for loss on building of $297,885. Net income for the year ended December 31, 1997, includes a loss on sale of land and direct financing lease of $48,538. Net income for the year ended December 31, 1996, includes a gain on sale of land of $82,855.

     The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains.
The leases are generally triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1999, the Partnership owned 46 Properties, either directly or through joint venture or tenancy in common arrangements.

Capital Resources

     The Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,312,989, $3,277,301, and $3,273,557 for the years ended December 31, 1999,
1998, and 1997, respectively. The increase in cash from operations during 1999, as compared to 1998, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital. The increase during 1998, as compared to 1997, was primarily due to changes in the Partnership's working capital.

     Other sources and uses of capital included the following during the years ended December 31, 1999, 1998, and 1997.

     In January 1997, the Partnership reinvested the net sales proceeds received from the 1996 sale of a Property in Richmond, Virginia in a Property located in Akron, Ohio, with an affiliate of the General Partners as tenants-in-common. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each party will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 1999, the Partnership owned a 63.09% interest in this Property. The sale of the Property in Richmond, Virginia, and the reinvestment of the net sales proceeds in a Property in Akron, Ohio, qualified as a like-kind exchange transaction for federal income tax purposes.

     In October 1997, the Partnership sold its Property in Orlando, Florida, to a third party for $953,371 and received net sales proceeds of $932,849, resulting in a loss of $48,538 for financial reporting purposes. In December 1997, the Partnership reinvested the net sales proceeds in a Property located in Miami, Florida, with affiliates of the General Partners as tenants-in-common.
In connection therewith, the Partnership and its affiliates entered into an agreement whereby each party will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 1999, the Partnership owned a 47.83% interest in this Property.

     During the year ended December 31, 1997, the Partnership loaned $196,980 to the former tenant of the Denny's Property in Orlando, Florida in order to facilitate the sale of the Property. Upon the sale of the Property in October 1997, the Partnership collected $127,843 of the amounts advanced and wrote off the balance of $69,137.

     In November 1998, the Partnership entered into a new lease for the Property in Tampa, Florida, with a new tenant to operate the Property as a Steak-n-Shake restaurant. In connection with the new lease agreement, the Partnership agreed to renovate the Property; therefore, during the year ended 1999, the old building located on the Property was removed. As a result, the undepreciated cost of the building of $352,285 was charged to net income for financial reporting purposes. As of December 31, 1999, a new building had been constructed and was operational. In connection with the new lease, the Partnership funded approximately $537,400 in construction costs for the new building. The Partnership used a portion of the net sales proceeds from the sale of the Property in Houston, Texas, to pay such costs, as described below.

     In May 1999, the Partnership entered into a new lease for the Property in Philadelphia, Pennsylvania with the new tenant to operate the Property as an Arby's restaurant. In connection with the new lease, the Partnership agreed to pay up to $433,000 in renovation costs relating to this Property, $238,257 of which had been paid and $194,743 incurred and accrued as of December 31, 1999. The Partnership intends to use a portion of the net sales proceeds from the sale of the Property in Houston, Texas, to pay such costs, as described below.

     In July 1999, the Partnership sold its Property in Houston, Texas to a third party for $1,073,887 and received net sales proceeds of $1,059,498, resulting in a gain of $176,159 for financial reporting purposes. The Property was originally acquired by the Partnership in August 1993 at a cost of approximately $861,300, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $198,200 in excess of its original purchase price. The Partnership has used a portion of, and intends to use an additional portion of, the net sales proceeds to pay for the construction and renovation costs described above. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

     None of the Properties owned by the Partnership, or the joint ventures or tenancy-in-common arrangements in which the Partnership owns an interest is or may be encumbered. Subject to certain restrictions on borrowing, however, the Partnership may borrow funds but will not encumber any of the Properties in connection with any such borrowing.

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

     Currently, rental income from the Partnership Properties is invested in money market accounts or other short-term highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 1999, the Partnership had $945,802 invested in such short-term investments as compared to $766,859 at December 31, 1998. The increase in cash and cash equivalents during the year ended December 31, 1999, was primarily the result of the receipt of sales proceeds from the sale of a Property in Houston, Texas, which the Partnership intends to use to fund during 2000 for the renovation costs relating to the Property in Philadelphia, Pennsylvania. As of December 31, 1999, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately 3.08% annually. The funds remaining at December 31, 1999, will be used towards the payment of distributions, renovation costs described above and other liabilities.

Short-Term Liquidity

     The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

     The Partnership's investment strategy of acquiring Properties for cash and generally leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The General Partners believe that the leases will continue to generate cash flow in excess of operating expenses.

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

     The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution.
Based on current and future anticipated cash from operations, the Partnership declared distributions to the Limited Partners of $3,400,008 for each of the years ended December 31, 1999, 1998, and 1997. This represents distributions of $0.85 per Unit for each of the years ended December 31, 1999, 1998 and 1997. No amounts distributed to the Limited Partners for the years ended December 31, 1999, 1998, and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

     During 1999, 1998, and 1997, affiliates of the General Partners incurred on behalf of the Partnership $174,509, $101,134, and $87,870, respectively, for certain operating expenses. As of December 31, 1999 and 1998, the Partnership owed $69,234 and $22,529, respectively, to related parties for such amounts, accounting and administrative services and management fees. As of March 15, 2000, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, increased to $1,237,467 at December 31, 1999, from $915,561 at December 31, 1998. The increase in other liabilities is partially attributable to the Partnership accruing transaction costs relating to the proposed merger with APF, as described in "Termination of Merger." The increase in construction costs payable relating to the Property in Philadelphia, Pennsylvania, as described above in "Capital Resources." Total liabilities at December 31, 1999, to the extent they exceed cash and cash equivalents, will be paid from future cash from operations.

Long-Term Liquidity

     The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

     During 1997, the Partnership owned and leased 43 wholly owned Properties (including one Property in Orlando, Florida, which was sold in October 1997), and during 1999 and 1998, the Partnership owned and leased 42 wholly owned Properties (including one Property in Houston, Texas, which was sold in July
1999). During 1999, 1998, and 1997, the Partnership was a co-venturer in two separate joint ventures that each owned and leased one Property. In addition, during 1999, 1998 and 1997, the Partnership owned and leased three Properties with affiliates of the General Partners as tenants-in-common. As of December 31, 1999, the Partnership owned, either directly, as tenants-in-common with affiliates or through joint venture arrangements, 46 Properties which are generally subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $27,400 to $191,900. A majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years, the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

     During the years ended December 31, 1999, 1998, and 1997, the Partnership earned $3,162,395, $2,862,491, and $3,347,609, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from its wholly owned Properties. The increase in rental and earned income during 1999, as compared to 1998, was partially offset by, and the decrease during 1998, as compared to 1997, was partially attributable to, a decrease of approximately $149,600 and $211,400 during 1999 and 1998, respectively, due to the fact that in June 1998, Long John Silver's, Inc. filed for bankruptcy and rejected the leases relating to three of the eight Properties it leased and ceased making rental payments on the three rejected leases. In conjunction with the three rejected leases, during the year ended December 31, 1998, the Partnership reversed approximately $307,400 of accrued rental income that it had previously recorded (non-cash accounting adjustment relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles). No such amounts were reversed during 1999 or 1997. Rental and earned income increased during 1999 by approximately $195,400 due to the fact that the Partnership re-leased the three Properties with rejected leases to three new tenants, as described above in "Capital Resources." In August 1999, Long John Silver's, Inc. assumed and affirmed its five remaining leases, and the Partnership has continued receiving rental payments relating to these five leases.

     The increase in rental and earned income during the year ended December 31, 1999, as compared to 1998, was partially offset by a reduction in rental and earned income of approximately $45,000 as a result of the sale of the Property in Houston, Texas, as described above in "Capital Resources."

     For the years ended December 31, 1999, 1998, and 1997, the Partnership also earned $273,136, $326,906, and $287,751, respectively, in contingent rental income. Contingent rental income was higher during the year ended December 31, 1998, due to the fact that actual contingent rental amounts as a received in 1998, relating to 1997 restaurant sales exceeded estimated contingent rental amounts accrued as receivables at December 31, 1997. Contingent rental income was also higher during 1998 as the result of the gross sales of four restaurant Properties meeting the threshold during 1998, under the terms of their leases requiring payment of contingent rental income.

     In addition, for the years ended December 31, 1999, 1998, and 1997, the Partnership earned $242,158, $243,492, and $150,417, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by these joint ventures during 1998, as compared to 1997, was primarily attributable to the fact that in December 1997, the Partnership reinvested the net sales proceeds it received from the sale, in October 1997, of the Property in Orlando, Florida, in a Property located in Miami, Florida, with affiliates of the General Partners as tenants-in-common, as described above in "Capital Resources."

     During the year ended December 31, 1999, four of the Partnership's lessees, Flagstar Enterprises, Inc., Long John Silver's, Inc., Golden Corral Corporation, and Jack in the Box Inc., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from two Properties owned by joint ventures and three Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 1999, Flagstar Enterprises, Inc. was the lessee under leases relating to 11 restaurants, Long John Silver's, Inc. was the lessee under leases relating to five restaurants, (excluding three restaurants for which Long John Silver's, Inc. rejected the leases as a result of filing for bankruptcy, as described above), Golden Corral Corporation was the lessee under leases relating to three restaurants, and Jack in the Box Inc. was the lessee under leases relating to four restaurants. During 1998, Long John Silver's, Inc. filed for bankruptcy. It is anticipated that based on the minimum rental payments required by the leases, Flagstar Enterprises, Inc., Golden Corral Corporation and Jack in the Box Inc. each will continue to contribute more than ten percent of the Partnership's total rental income during 2000. In addition, during the year ended December 31, 1999, five Restaurant Chains, Long John Silver's, Hardee's, Golden Corral, Jack in the Box, and Burger King, each accounted for more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from two Properties owned by joint ventures and three Properties owned with affiliates of the General Partners as tenants-in-common). It is anticipated that these five Restaurant chains each will continue to account for more than ten percent of the total rental income under the terms of its leases in 2000. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

     Operating expenses, including depreciation and amortization expense, were $862,443, $688,470, and $748,305 for the years ended December 31, 1999, 1998, and 1997, respectively. The increase in operating expenses during 1999, as compared to 1998, was primarily attributable to, and the decrease during 1998, as compared to 1997, was partially offset by, the fact that the Partnership incurred $192,016 and $23,291 during 1999 and 1998, respectively, in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with APF, as described below in "Termination of Merger".

     The increase in operating expenses during 1999, as compared to 1998, was partially offset by a decrease of approximately $24,700 as a result of a decrease in depreciation expense due to the sale of the Property in Houston, Texas, as described above.

     The decrease in operating expenses during 1998, as compared to 1997, was partially attributable to the fact that during 1997, the Partnership recorded bad debt expense of approximately $54,000 for rental amounts due from the former tenant of the Denny's Property in Orlando, Florida, as a result of the fact that the former tenant ceased making rental payments. The Partnership ceased collection efforts on rental amounts not collected from the tenant at the sale of the Property in October, 1997, as described above in "Capital Resources." In addition, during 1997 the Partnership recorded bad debt expense of approximately $69,100 relating to the advances made to the former tenant of the Denny's Property in Orlando, Florida, that were not recovered from the former tenant, as described above in "Capital Resources."

     In addition, the decrease in operating expenses during 1998, as compared to 1997, was partially offset by an increase in insurance, legal fee expense and real estate tax expense as a result of Long John Silver's, Inc. filing for bankruptcy and rejecting the leases relating to three Properties in June 1998. During 1998, the Partnership entered into two leases, each with a new tenant for two of the three vacant Properties, to operate the Properties as a Lion's Choice restaurant and a Steak-n-Shake restaurant, as described above. In accordance with the lease agreements, the new tenants are responsible for real estate taxes, insurance and maintenance relating to the Properties; therefore, the General Partners do not anticipate the Partnership will incur these expenses for these Properties in the future. In addition, the decrease in operating expenses during 1998 was partially offset by an increase in depreciation expense due to the fact that during 1998, the Partnership reclassified the three vacant Properties from net investment in direct financing leases to land and building on operating leases.

     During 1999, the Partnership entered into a new lease for its Property in Tampa, Florida, with a Steak-n-Shake operator. In connection with the new lease, the Partnership agreed to renovate the Property; therefore, the old building located on the Property was removed. As a result, the Partnership removed the remaining undepreciated cost of the building from its accounts resulting in a loss of $352,285 for financial reporting purposes.

     In addition, as a result of the sale of the Property in Houston, Texas, during 1999, as described above in "Capital Resources", the Partnership recognized a gain of $176,159 for financial reporting purposes.

     During the year ended December 31, 1998, the Partnership recorded a provision for loss on building in the amount of $297,885 for financial purposes relating to one of the Properties for which Long John Silver's, Inc. rejected the lease. The allowance represented the difference between the Property's carrying value at December 31, 1998 and the estimated net realizable value at December 31, 1998 for the Property. No such allowance was established during the years ended December 31, 1999 and 1997. In addition, as a result of the sale of the Property in Orlando, Florida, as described above in "Capital Resources," the Partnership recognized a loss for financial reporting purposes of $48,538 for the year ended December 31, 1997. No Properties were sold during 1998.

     The Partnership's leases as of December 31, 1999, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in based rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Termination of Merger

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Overview of Year 2000 Problem

     The year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date-sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Status

     The Partnership generally does not directly own information technology systems. The General Partners and their affiliates generally provide all services requiring the use of information and some non-information technology systems. In early 1998, affiliates of the General Partners formed a year 2000 committee ("the Y2K Team") that assessed the readiness of any systems that are date sensitive and completed upgrades for the hardware equipment and software that was not year 2000 compliant, as necessary. The cost for these upgrades and other remedial measures is the responsibility of the General Partners and their affiliates. The General Partners and their affiliates do not expect that the Partnership will incur any costs in connection with the year 2000 remedial measures. In addition, the Y2K Team requested and received certifications of compliance from other companies with which the General Partners, their affiliates, and the Partnership have material third party relationships.

     In assessing the risks presented by the year 2000 problem, the Y2K Team identified potential worst case scenarios involving the future of the information and non-information technology systems used by the Partnership's transfer agent, financial institutions and tenants. As of January 14, 2000, the General Partners and their affiliates have tested the information and non-information technology systems used by the Partnership and have not experienced material disruption or other significant problems. In addition, as of the same date, the General Partners are not aware of any material year 2000 problems relating to information and non-information technology systems of third parties with which the Partnership maintains material relationships, including those of the Partnership's transfer agent, financial institutions and tenants. In addition, in the Partnership's interactions with its transfer agent, financial institutions and tenants, the systems of these third parties have functioned normally. Until the Partnership's first distribution in 2000 and the delivery of the information by the transfer agent to stockholders in early 2000, the General Partners will continue to monitor the year 2000 compliance of the transfer agent. In addition, the General Partners will continue to monitor the systems used by the Partnership and to maintain contact with third parties with which the Partnership has material relationships with respect to year 2000 compliance and any year 2000 issues that may arise at a later date. The General Partners will develop contingency plans relating to ongoing year 2000 issues at the time that such issues are identified and such plans are deemed necessary.

     Based on the information provided to the Y2K Team, the upgrades and remedial measures by the General Partners and their affiliates, and the normal functioning to date of information and non-information technology systems used by the Partnership and those third parties, the General Partners do not foresee significant risks associated with its year 2000 compliance at this time. In addition, the General Partners and their affiliates do not expect to incur any additional costs in connection with the year 2000 remedial efforts. However, there can be no assurance that the General

Partners and their affiliates or any third parties will not have ongoing year 2000 issues that may have adverse effects on the Partnership.


Item 7a. Quantitative and Qualitative Disclosures About market Risk

     Not applicable

Item 8.  Financial Statements and Supplementary Data

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)


                                   CONTENTS
                                   --------


                                                                                                Page
                                                                                                ----
Report of Independent Certified Public Accountants                                                16
Financial Statements:
 Balance Sheets                                                                                   17
 Statements of Income                                                                             18
 Statements of Partners' Capital                                                                  19
 Statements of Cash Flows                                                                         20
 Notes to Financial Statements                                                                    22

              Report of Independent Certified Public Accountants
              --------------------------------------------------


To the Partners
CNL Income Fund XIII, Ltd.



In our opinion, the financial statements listed in the index appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund XIII, Ltd. (a Florida limited partnership) at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 4, 2000, except for Note 10 for which the date is March 1, 2000

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)


                                BALANCE SHEETS
                                --------------

                                                                            December 31,
                                                                       1999             1998
                                                                   -------------     ------------
                        ASSETS
                        ------
Land and buildings on operating leases, less
 accumulated depreciation and allowance for loss on
 building                                                            $22,162,826      $22,945,358
Net investment in direct financing leases                              7,042,118        6,951,890
Investment in joint ventures                                           2,445,549        2,451,336
Cash and cash equivalents                                                945,802          766,859
Receivables, less allowance for doubtful accounts of
 $532 in 1998                                                            135,432          121,119
Prepaid expenses                                                          15,963            8,453
Lease costs, less accumulated amortization of $1,789
 in 1999                                                                  33,961           17,875
Accrued rental income                                                  1,555,610        1,424,603
                                                                   -------------     ------------

                                                                     $34,337,261      $34,687,493
                                                                   =============     ============

     LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------

Accounts payable                                                     $   144,227      $     4,068
Accrued construction costs                                               194,743               --
Accrued and escrowed real estate taxes payable                             2,176            6,923
Distributions payable                                                    850,002          850,002
Due to related parties                                                    69,234           22,529
Rents paid in advance and deposits                                        46,319           54,568
                                                                   -------------     ------------
    Total liabilities                                                  1,306,701          938,090

Partners' capital                                                     33,030,560       33,749,403
                                                                   -------------     ------------

                                                                     $34,337,261      $34,687,493
                                                                   =============     ============

                See accompanying notes to financial statements.

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME
                             --------------------

                                                                                   Year Ended December 31,
                                                                           1999             1998              1997
                                                                       ------------      -----------      ------------
Revenues
 Rental income from operating leases                                   $  2,367,931      $ 2,404,934      $  2,371,062
 Adjustments to accrued rental income                                            --         (307,405)               --
 Earned income from direct financing leases                                 794,464          764,962           976,547
 Contingent rental income                                                   273,136          326,906           287,751
 Interest and other income                                                   42,045           49,321            46,693
                                                                       ------------      -----------      ------------
                                                                          3,477,576        3,238,718         3,682,053
                                                                       ------------      -----------      ------------

Expenses:
 General operating and administrative                                       152,089          150,239           152,918
 Bad debt expense                                                                --               --           123,071
 Professional services                                                       51,773           26,869            25,595
 Management fees to related parties                                          36,152           35,257            34,321
 Real estate taxes                                                            7,877           13,989                --
 State and other taxes                                                       23,362           16,172            18,301
 Depreciation and amortization                                              399,174          422,653           394,099
 Transaction costs                                                          192,016           23,291                --
                                                                       ------------      -----------      ------------
                                                                            862,443          688,470           748,305
                                                                       ------------      -----------      ------------


Income Before Equity in Earnings of Joint Ventures,  Gain (Loss)
 on Sale of Land , Buildings and Investment in Direct Financing
 Lease, Loss on Removal of Building in Connection with Renovation
 and Provision for Loss on Building                                       2,615,133        2,550,248         2,933,748

Equity in Earnings of Joint Ventures                                        242,158          243,492           150,417

Gain (Loss) on Sale of Land, Buildings, and Investment in Direct
 Financing Lease                                                            176,159               --           (48,538)

Loss on Removal of Building in Connection with Renovation                  (352,285)              --                --

Provision for Loss on Building                                                   --         (297,885)               --
                                                                       ------------      -----------      ------------

Net Income                                                             $  2,681,165      $ 2,495,855      $  3,035,627
                                                                       ============      ===========      ============

Allocation of Net Income:
     General partners                                                  $     28,060      $    26,667      $     30,690
     Limited partners                                                     2,653,105        2,469,188         3,004,937
                                                                       ------------      -----------      ------------
                                                                       $  2,681,165      $ 2,495,855      $  3,035,627
                                                                       ============      ===========      ============

Net Income Per Limited Partner Unit                                    $       0.66      $      0.62      $       0.75
                                                                       ============      ===========      ============

Weighted Average Number of Limited Partner Units Outstanding              4,000,000        4,000,000         4,000,000
                                                                       ============      ===========      ============

                See accompanying notes to financial statements.

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                        -------------------------------

                 Years Ended December 31, 1999, 1998 and 1997

                                    General Partners                                  Limited Partners
                              --------------------------  ------------------------------------------------------------------------
                                             Accumulated                                 Accumulated    Syndication
                              Contributions   Earnings    Contributions  Distributions     Earnings        Costs         Total
                              -------------  -----------  -------------  -------------   ------------  ------------   ------------
Balance, December 31, 1996           $1,000     $105,517    $40,000,000   $(10,928,392)   $10,504,981   $(4,665,169)   $35,017,937

 Distributions to limited
  partners ($0.85 per limited
  partner unit)                          --           --             --     (3,400,008)            --            --     (3,400,008)
 Net Income                              --       30,690             --             --      3,004,937            --      3,035,627
                              -------------  -----------  -------------  -------------   ------------  ------------   ------------

Balance, December 31, 1997            1,000      136,207     40,000,000    (14,328,400)    13,509,918    (4,665,169)    34,653,556

 Distributions to limited
  partners ($0.85 per limited
  partner unit)                          --           --             --     (3,400,008)            --            --     (3,400,008)
 Net income                              --       26,667             --             --      2,469,188            --      2,495,855
                              -------------  -----------  -------------  -------------   ------------  ------------   ------------

Balance, December 31, 1998            1,000      162,874     40,000,000    (17,728,408)    15,979,106    (4,665,169)    33,749,403

 Distributions to limited
   partners ($0.85 per
   limited partner unit)                 --           --             --     (3,400,008)            --            --     (3,400,008)
 Net income                              --       28,060             --             --      2,653,105            --      2,681,165
                              -------------  -----------  -------------  -------------   ------------  ------------   ------------

Balance, December 31, 1999           $1,000     $190,934    $40,000,000   $(21,128,416)   $18,632,211   $(4,665,169)   $33,030,560
                              =============  ===========  =============  =============   ============  ============   ============

                See accompanying notes to financial statements.

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                       Year Ended December 31,
                                                1999            1998             1997
                                            -----------      -----------      -----------
Increase (Decrease) in Cash and Cash
 Equivalents:

Cash Flows from Operating Activities:
 Cash received from tenants                 $ 3,342,666      $ 3,235,985      $ 3,329,633
 Distributions from joint ventures              247,710          250,270          151,322
 Cash paid for expenses                        (314,517)        (245,273)        (236,793)
 Interest received                               37,130           36,319           29,395
                                            -----------      -----------      -----------
    Net cash provided by operating
        activities                            3,312,989        3,277,301        3,273,557
                                            -----------      -----------      -----------

Cash Flows from Investing Activities:
 Proceeds from sale of land and building      1,059,498               --          932,849
 Additions to land and buildings               (238,257)              --               --
 Investment in direct financing leases         (537,404)              --               --
 Investment in joint ventures                        --             (539)      (1,482,849)
 Advances to tenant                                  --               --         (196,980)
 Repayment of advances                               --               --          127,843
 Payment of lease costs                         (17,875)         (17,875)              --
 Decrease in restricted cash                         --               --          550,000
                                            -----------      -----------      -----------
    Net cash provided by (used in)
        investing activities                    265,962          (18,414)         (69,137)
                                            -----------      -----------      -----------

Cash Flows from Financing Activities:
  Distributions to limited partners          (3,400,008)      (3,400,008)      (3,400,008)
                                            -----------      -----------      -----------
    Net cash used in financing activities    (3,400,008)      (3,400,008)      (3,400,008)
                                            -----------      -----------      -----------

Net Increase (decrease) in Cash and Cash
 Equivalents                                    178,943         (141,121)        (195,588)

Cash and Cash Equivalents at Beginning of
 Year                                           766,859          907,980        1,103,568
                                            -----------      -----------      -----------

Cash and Cash Equivalents at End of Year    $   945,802      $   766,859      $   907,980
                                            ===========      ===========      ===========

                See accompanying notes to financial statements.

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                      STATEMENT OF CASH FLOWS - CONTINUED
                      -----------------------------------

                                                           Year Ended December 31,
                                                    1999            1998            1997
                                                 ----------      ----------      ----------
Reconciliation of Net Income to Net Cash
 Provided by Operating Activities

   Net income                                    $2,681,165      $2,495,855      $3,035,627
                                                 ----------      ----------      ----------
   Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                 397,150         421,840         391,434
       Amortization                                   2,024             637           2,665
       Equity in earnings of joint ventures,
        net of distributions                          5,552           6,954             905
       Loss on removal of building in
        connection with renovation                  352,285              --              --
       Loss (gain) on sale of land and
        buildings                                  (176,159)             --          48,538
       Provision for loss on building                    --         297,885              --
       Bad debt expense                                  --              --         123,071
       Decrease (increase) in receivables           (10,493)        (97,173)         23,845
       Decrease in net investment in direct
        financing leases                             90,732          82,115          84,646
       Decrease (increase) in prepaid expenses       (7,510)          1,915          (1,225)
       Increase in accrued rental income           (195,625)           (783)       (378,850)
       Increase (decrease) in accounts payable
        and accrued expenses                        135,412           3,320         (12,761)
        Increase in due to related parties           46,705          15,738           4,197
       Increase (decrease) in rents paid in
        advance and deposits                         (8,249)         48,998         (48,535)
                                                 ----------      ----------      ----------
          Total adjustments                         631,824         781,446         237,930
                                                 ----------      ----------      ----------
Net Cash Provided by Operating Activities        $3,312,989      $3,277,301      $3,273,557
                                                 ==========      ==========      ==========

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

                 Years Ended December 31, 1999, 1998 and 1997


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

     The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Borne are also 50 percent shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

     Real Estate and Lease Accounting - The Partnership records the acquisition
     --------------------------------
     of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties generally on a triple-net basis, whereby the tenant is responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

          Direct financing method - The leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset) (Note 4). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodical rate of return on the Partnership's net investment in the leases.

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

                 Years Ended December 31, 1999, 1998, and 1997


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

     Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. Whenever a tenant defaults under the terms of its lease, or events or changes in circumstance indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or reverses the cumulative accrued rental income balance.

     When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to their fair value. Although the general partners have made their best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect the general partners' best estimate of net cash flows expected to be generated from its properties and the need for asset impairment write downs.

     When the collection of amounts recorded as rental or other income is considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables, and to decrease rental or other income or increase bad debt expense for the current period, although the Partnership continues to pursue collection of such amounts.
     if amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

     Investment in Joint Ventures - The Partnership accounts for its interests
     -----------------------------
     in Attalla Joint Venture and Salem Joint Venture, and a property in Arvada, Colorado, a property in Akron, Ohio, and a property in Miami, Florida, for which each property is held as tenants-in-common with affiliates, using the equity method since the Partnership shares control with affiliates which have the same general partners.

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1999, 1998, and 1997


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

     Use of Estimates - The general partners of the Partnership have made a
     -----------------
     number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. The more significant areas requiring the use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

2.   Leases:
     ------

     The Partnership leases its land or land and buildings to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1999, 1998, and 1997


2.   Leases - Continued:
     ------------------

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

3.   Land and Buildings on Operating Leases:
     --------------------------------------

     Land and buildings on operating leases consisted of the following at December 31:

                                                                  1999                   1998
                                                          ------------------     -----------------
          Land                                                   $12,374,488           $12,742,897
          Buildings                                               12,037,209            12,607,970
                                                          ------------------     -----------------
                                                                  24,411,697            25,350,867
          Less accumulated depreciation                           (2,383,986)           (2,107,624)
                                                          ------------------     -----------------
                                                                  22,027,711            23,243,243
          Construction in progress                                   433,000                    --
                                                          ------------------     -----------------
                                                                  22,460,711            23,243,243
          Less allowance for loss on building                       (297,885)             (297,885)
                                                          ------------------     -----------------

                                                                 $22,162,826           $22,945,358
                                                          ==================     =================

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1999, 1998, and 1997


3.   Land and Buildings on Operating Leases - Continued:
     ---------------------------------------------------

     At December 31, 1998, the Partnership established an allowance for loss on building of $297,885 relating to one property in Philadelphia, Pennsylvania. The tenant of this property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. The allowance represented the difference between the carrying value of the property at December 31, 1998, and the estimated net realizable value for this property.

     In November 1998, the Partnership entered into a new lease for the property in Tampa, Florida with a new tenant to operate the property as a Steak-n-Shake restaurant. In connection with the new lease agreement, the Partnership agreed to renovate the property. In connection with such renovation, during 1999, the old building located on the property was removed. As a result, the undepreciated cost of the old building was removed from the Partnership's accounts resulting in a loss of $352,285 for financial reporting purposes. As of December 31, 1999, the new building had been constructed and was operational. The building portion of the new lease is classified as a direct financing lease (see Note 4).

     In May 1999, the Partnership entered into a new lease for the property in Philadelphia, Pennsylvania, with a new tenant to operate the property as an Arby's restaurant. In connection therewith, the Partnership agreed to fund up to $433,000 in renovation costs, of which $238,257 had been paid as of December 31, 1999.

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

     Generally, the leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1999, 1998, and 1997, the Partnership recognized $195,625, $783 (net of $307,405 in reversals), and $378,850, respectively, of such rental income.

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1999, 1998, and 1997


3.   Land and Buildings on Operating Leases - Continued:
     ---------------------------------------------------

     The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1999:

          2000                                   $ 2,268,218
          2001                                     2,279,413
          2002                                     2,309,419
          2003                                     2,341,576
          2004                                     2,436,906
          Thereafter                              19,669,401
                                                ------------

                                                 $31,304,933
                                                ============

     Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. in addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.   Net Investment in Direct Financing Leases:
     -----------------------------------------

     The following lists the components of the net investment in direct financing leases at December 31:

                                                 1999              1998
                                              -----------       -----------
      Minimum lease payments receivable
                                              $13,431,946       $13,789,643
      Estimated residual values                 2,462,765         2,344,575
      Less unearned income                     (8,852,593)       (9,182,328)
                                              -----------       -----------

      Net investment in direct financing
       leases                                 $ 7,042,118       $ 6,951,890
                                              ===========       ===========

     In June 1998, three of the Partnership's leases with Long John Silver's, Inc., were rejected in connection with the tenant filing for bankruptcy. As a result, the Partnership reclassified these assets from net investment in direct financing leases to land and buildings on operating leases. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases", the Partnership recorded the reclassified assets at the lower of original cost, present fair value, or present carrying value. No loss on termination of direct financing leases was

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1999, 1998, and 1997


4.   Net Investment in Direct Financing Leases- Continued:
     ----------------------------------------------------

     recorded for financial reporting purposes. In October 1998, the Partnership entered into a new lease with a new tenant for the property in Overland Park, Kansas, to operate the property as a Lion's Choice restaurant. In addition, in November 1998, the Partnership entered into a new lease with a new tenant for the property in Tampa, Florida, to operate the restaurant as a Steak-n-Shake. In connection with this new lease, during 1999, the Partnership funded approximately $537,400 in construction costs for the new building. In accordance with the Statement of Financial Accounting Standards No. 13, "Accounting for Leases", the Partnership recorded the building portion of these properties as net investment in direct financing lease (see Note 3).

          The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1999:

               2000                           $   877,792
               2001                               890,531
               2002                               908,366
               2003                               908,908
               2004                               914,871
               Thereafter                       8,931,478
                                              -----------


                                              $13,431,946
                                              ===========

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

     The Partnership also owns properties in Arvada, Colorado, Akron, Ohio; and Miami, Florida, each as tenants-in-common with affiliates of the general partners. As of December 31, 1999, the Partnership owned a 66.13%, 63.09% and 47.83% interest, respectively, in the properties.

     Attalla Joint Venture, Salem Joint Venture and the Partnership and affiliates, as tenants-in-common in three separate tenancy-in-common arrangements, each own and lease one property to an operator of national fast-food or family-style restaurants.

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1999, 1998, and 1997


5.   Investment in Joint Ventures - Continued:
     ----------------------------------------

     The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at December 31:

                                                                        1999                  1998
                                                                 -----------------    -------------------
       Land and buildings on operating leases, less
        accumulated depreciation                                        $4,092,068             $4,174,420
          Net investment in direct financing lease                         356,513                360,790
          Cash                                                              18,620                 19,083
          Receivables                                                       16,553                    546
          Prepaid expenses                                                   1,254                    454
          Accrued rental income                                            256,070                182,217
          Liabilities                                                       17,370                 16,028
          Partners' capital                                              4,723,708              4,721,482
          Revenues                                                         567,352                569,719
          Net income                                                       474,195                476,700

     The Partnership recognized income totaling $242,158, $243,492, and $150,417 for the years ended December 31, 1999, 1998, and 1997, respectively, from these joint ventures and the properties held as tenants-in-common with affiliates.

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

     Generally, net sales proceeds from the sales of properties not in liquidation of the Partnership to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their Limited Partners' 10% Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners.

                           CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1999, 1998, and 1997


6.   Allocations and Distributions - Continued:
     -----------------------------------------

     Any gain from a sale of a property not in liquidation of the Partnership is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts, and thereafter, 95 percent to the limited partners and five percent to the general partners.

     Generally, net sales proceeds from a sale of properties, in liquidation of the Partnership will be used in the following order: (i) first to pay and discharge all of the Partnership's liabilities to creditors, (ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, (iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, (iv) fourth, after allocations of net income, gains and/or losses, to the partners with positive capital account balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

     During each of the years ended December 31, 1999, 1998, and 1997, the Partnership declared distributions to the limited partners of $3,400,008. No distributions have been made to the general partners to date.

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1999, 1998, and 1997


7.   Income Taxes:
     ------------

     The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                                 1999            1998            1997
                                                                              ----------      ----------      ----------
     Net income for financial reporting purposes                              $2,681,165      $2,495,855      $3,035,627

     Depreciation for tax reporting purposes in excess of
      depreciation for financial reporting purposes                              (76,982)        (59,127)       (100,696)

     Direct financing leases recorded as operating leases for tax
      reporting purposes                                                          90,732          82,115          84,646

     Capitalization of transaction costs for tax reporting purposes              192,016          23,291              --

     Equity in earning of joint ventures for tax reporting purposes in excess of (less than) equity in earnings of joint ventures
      for financial reporting purposes                                           (25,801)        (27,118)        (19,727)

     Gain on sale of property for financial reporting purposes
      deferred for tax reporting purposes                                         36,702              --              --

     Loss on sale of property for financial reporting purposes in
      excess of loss for tax reporting purposes                                  352,285              --          38,823

     Allowance for loss on building                                                   --         297,885              --

     Allowance for doubtful accounts                                                (532)            532        (150,734)

     Accrued rental income                                                      (195,625)           (783)       (378,850)

     Rents paid in advance                                                        (8,249)         38,165         (48,535)
                                                                              ----------      ----------      ----------

     Net income for federal income tax purposes                               $3,045,711      $2,850,815      $2,460,554
                                                                              ==========      ==========      ==========

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1999, 1998, and 1997


8.   Related Party Transactions:
     --------------------------

     One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc., CNL Fund Advisors, Inc. (the "Advisor") was a majority owned subsidiary of CNL Financial Group, Inc. until it merged with CNL American Properties Fund, Inc. ("APF"), effective September 1, 1999. The individual general partners are stockholders and directors of APF.

     The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Advisor a management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Advisor shall determine. The Partnership incurred management fees of $36,152, $35,257, and $34,321 for the years ended December 31, 1999, 1998, and 1997, respectively.

     The Advisor are also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties, based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate Limited Partners' 10% Return plus their invested capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1999, 1998, and 1997


8.   Related Party Transactions - Continued:
     --------------------------------------

     During the years ended December 31, 1999, 1998, and 1997, the Advisor and its affiliates provided accounting and administrative services to the Partnership on a day-to-day basis including services relating to the proposed and terminated merger as described in Note 10. For the years ended December 31, 1999, 1998, and 1997, the expenses incurred for these services were $121,160, $98,719, and $87,322, respectively.

     The due to related parties at December 31, 1999 and 1998, totaled $69,234 and $22,529, respectively.

9.   Concentration of Credit Risk:
     ----------------------------

     The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                        1999               1998               1997
                                                  ---------------    ---------------    ---------------
       Flagstar Enterprises, Inc.                        $647,065           $649,525           $744,199
       Golden Corral Corp.                                530,686            542,900            536,886
       Long John Silver's, Inc.                           423,498            571,066            759,064
       Jack in the Box Inc. (formerly
         Foodmaker, Inc.)                                 413,069            458,690            450,816

     In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                         1999           1998           1997
                                                      ----------     ----------     ----------
       Hardee's                                         $647,065       $649,525       $649,762
       Golden Corral Family Steakhouse Restaurants
                                                         530,686        542,900        536,886
       Burger King                                       465,469        497,670        484,111
       Long John Silver's                                423,498        571,066        759,064
       Jack in the Box                                   413,069        458,690        450,816

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1999, 1998, and 1997


9.   Concentration of Credit Risk-Continued:
     --------------------------------------

     Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by and lessee or restaurant chain contributing more than ten percent of the Partnership's revenues could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties n a timely manner.

     In June 1998, Long John Silver's, Inc. filed for bankruptcy and rejected the leases relating to three of its eight leases and ceased making rental payments to the Partnership on the rejected leases. During 1999, the Partnership re-leased the three Properties with rejected leases to three new tenants. In addition, in August 1999, Long John Silver's, Inc. assumed and affirmed its five remaining leases, and the Partnership has continued receiving rental payments relating to these five leases.

10.  Termination of Merger:
     ---------------------

          On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable. In May 1999, the Partnership entered into a new lease for the property in Philadelphia, Pennsylvania, with a new tenant to operate the property as an Arby's restaurant. In connection therewith, the Partnership agreed to pay up to $433,000 in renovation costs, $194,743 of which have been incurred and accrued as of December 31, 1999.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None

                                   PART III


Item 10. Directors and Executive Officers of the Registrant

     The General Partners of the Registrant are James M. Seneff, Jr., Robert A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Fund Advisors, Inc., CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

     James M. Seneff, Jr., age 53, Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. Mr. Seneff has served as a director and Chairman of the Board since inception in 1994, and served as Chief Executive Officer from 1994 through August 1999, of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served as a director, Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. until it merged with the company in September 1999. In addition, he serves as a director, Chairman of the Board and Chief Executive Officer of CNL Health Care Properties, Inc., as well as CNL Health Care Corp., the advisor to the company. He also serves as director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Hospitality Corp., its advisor. Since 1992, Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a director, Chairman of the Board and Chief Executive Officer of the following affiliated companies since formation: CNL Securities Corp., since 1979; CNL Investment Company, since 1990; and CNL Institutional Advisors, a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNLBank. Mr. Seneff served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration is Florida's principal investment advisory and money management agency and oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

     Robert A. Bourne, age 52, Since joining CNL Securities Corp. in 1979, Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is the President and Treasurer of CNL Financial Group, Inc. (formerly CNL Group, Inc.). Mr. Bourne has served as a director since inception in 1994, President from 1994 through February 1999, Treasurer from February 1999 through August 1999, and Vice Chairman of the Board since February 1999 of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served in the following positions for CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. prior to its merger with CNL American Properties Fund, Inc.: director from 1994 through August 1999, Treasurer from July 1998 through August 1999, President from 1994 through September 1997, and Vice Chairman of the Board from September 1997 through August 1999. Mr. Bourne is a director and President of CNL Health Care Properties, Inc., as well as a director and President of CNL Health Care Corp., the advisor to the company. He is also a director, Vice Chairman of the Board and President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Hospitality Corp., its advisor. Mr. Bourne also serves as a director of CNLBank. He has served as a director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne holds the following positions for these affiliates of

CNL Financial Group, Inc.: director, President and Treasurer of CNL Investment Company; director, President, Treasurer, and Registered Principal of CNL Securities Corp., a subsidiary of CNL Investment Company and director, President, Treasurer, and Chief Investment Officer of CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of tax manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

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

     CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 450 South Orange Avenue, Orlando, Florida 32801. CNL Fund Advisors, Inc. was a majority owned subsidiary of CNL Financial Group, Inc., until its merger effective September 1, 1999. On September 1, 1999, CNL American Properties Fund, Inc. acquired CNL Fund Advisors, Inc. and was organized to perform property acquisition, property management and other services.

     CNL Financial Group, Inc., which was the parent company of CNL Fund Advisors, Inc. through August 1999, was organized in 1980 under the laws of the State of Florida. CNL Financial Group, Inc. is a diversified real estate company which provides a wide range of real estate, development and financial services to companies in the United States through the activities of its subsidiaries. These activities are primarily focused on the franchised restaurant and hospitality industries. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Financial Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Holdings, Inc., the Parent company of CNL Financial Group, Inc.

     The following persons serve as operating officers of CNL Financial Group, Inc. or its affiliates or subsidiaries in the discretion of the Boards of Directors of those companies, but, except as specifically indicated, do not serve as members of the Boards of Directors of those entities. The Boards of Directors have the responsibility for creating and implementing the policies of CNL Financial Group, Inc. and its affiliated companies.

     Curtis B. McWilliams, age 44, joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President through August 1999. He serves as Chief Executive Officer of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and as President of the Restaurant and Financial Services Groups within CNL Financial Group, Inc. through August 1999. Mr. McWilliams served as President of CNL American Properties Fund, Inc. from February 1999 through August 1999 and previously served as Executive Vice President from February 1998 through February 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co., most recently as Chairman of Merrill Lynch's Private Advisory Services until March 1997. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

     John T. Walker, age 41, serves as President and Chief Operating Officer of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. He served as Executive Vice President of CNL American Properties Fund, Inc. from January 1996 through August 1999, as Chief Operating Officer since March 1995 through August 1999, and previously served as Senior Vice President from December 1994 through August 1999. In addition, Mr. Walker has served as Executive Vice President of CNL Fund Advisors, Inc. since January 1996 through August 1999, Chief Operating Officer from April 1995 through August 1999, and previously served as Senior Vice President from November 1994 through January 1996. In addition, Mr. Walker previously served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. As of September 1, 1999, Mr. Walker serves as President for CNL American Properties Fund, Inc. From May 1992 to May 1994, Mr. Walker, a certified public accountant, was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network (subsequently acquired by Gaylord Entertainment), where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to

1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

     Lynn E. Rose, age 51, Ms. Rose served as Secretary of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and served as Treasurer from 1994 through February 1999. She also served as Treasurer of CNL Fund Advisors, Inc., from 1994 through July 1998, and served as Secretary and a director from 1994 through August 1999, at which point it merged with CNL American Properties Fund, Inc.
In addition, she is Secretary and Treasurer of CNL Health Care Properties, Inc., and serves as Secretary of its subsidiaries. In addition, she serves as Secretary, Treasurer and a director of CNL Health Care Corp., the advisor. to the company. Ms. Rose also serves as Secretary and Treasurer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as Secretary, Treasurer and a director of CNL Hospitality Corp., its Advisor, and as Secretary of the subsidiaries of the company. Ms. Rose served as Secretary and Treasurer of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 to February 1996, and as Secretary and a director of CNL Realty Advisors, Inc., its advisor, from its inception in 1991 through 1997. She also served as Treasurer of CNL Realty Advisors, Inc. from 1991 through February 1996. Ms. Rose, a certified public accountant, has served as Secretary of CNL Financial Group, Inc. (formerly CNL Group, Inc.) since 1987, served as Controller from 1987 to 1993 and has served as Chief Financial Officer since 1993. She also serves as Secretary of the subsidiaries of CNL Financial Group, Inc. and holds various other offices in the subsidiaries. In addition, she serves as Secretary for approximately 50 additional corporations affiliated with CNL Financial Group, Inc. and its subsidiaries. Ms. Rose oversees the tax and legal compliance for over 375 corporations, partnerships and joint ventures, and the accounting and financial reporting for over 200 entities. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida. She was licensed as a certified public accountant in 1979.

     Jeanne A. Wall, age 41, Ms. Wall served as Executive Vice President of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and as Executive Vice President of CNL Fund Advisors, Inc., its advisor, from 1994 through August 1999, at which point it merged with CNL American Properties Fund, Inc. Ms. Wall also serves as Executive Vice President of CNL Health Care Properties, Inc. and CNL Health Care Corp., the Advisor to the Company. Ms. Wall also serves as Executive Vice President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, and serves as Executive Vice President and a director of CNL Hospitality Corp., its advisor. She also serves as a director for CNLBank. Ms. Wall serves as Executive Vice President of CNL Financial Group, Inc. (formerly CNL Group, Inc.). Ms. Wall has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. and in 1985, became Vice President. In 1987, she became a Senior Vice President and in July 1997, became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, communications and investor services for programs offered through participating brokers. Ms. Wall also served as Senior Vice President of CNL Institutional Advisors Inc., a registered investment advisor, from 1990 to 1993. Ms. Wall served as Vice President of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 through 1997, and served as Vice President of CNL Realty Advisors, Inc. from its inception in 1991 through 1997. Ms. Wall currently serves as a trustee on the Board of the Investment Program Association, is a member of the Corporate Advisory Council for the International Association for Financial Planning and is a member of IWF, International Women's Forum. In addition, she previously served on the Direct Participation Program committee for the National Association of Securities Dealers, Inc. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp.

     Steven D. Shackelford, age 36, a certified public accountant, serves as Senior Vice President, Chief Financial Officer, and Secretary of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. He served as Chief Financial Officer of CNL American Properties Fund, Inc. from January 1997 and as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996 through August 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University.

Item 11.  Executive Compensation

     Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     As of March 15, 2000, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

     The following table sets forth, as of March 15, 2000, the beneficial ownership interests of the General Partners in the Registrant.

          Title of Class                      Name of Partner               Percent of Class
          --------------                      ---------------               ----------------
       General Partnership Interests       James M. Seneff, Jr.                   45%
                                           Robert A. Bourne                       45%
                                           CNL Realty Corporation                 10%
                                                                              ------
                                                                                 100%
                                                                              ======

     Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above.

Item 13.  Certain Relationships and Related Transactions

     The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1999, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                             Amount Incurred
     Type of Compensation                                                                     For the Year
         and Recipient                         Method of Computation                     Ended December 31, 1999
-------------------------------        --------------------------------------        -------------------------------
Reimbursement to affiliates            Operating expenses are reimbursed at          Operating expenses incurred on
 for operating expenses                the lower of cost or 90 percent of            behalf of the Partnership:
                                       the prevailing rate at which                  $174,509
                                       comparable services could have been
                                       obtained in the same geographic area.         Accounting and administrative
                                       Affiliates of the General Partners            services: $121,160
                                       from time to time incur certain
                                       operating expenses on behalf of the
                                       Partnership for which the Partnership
                                       reimburses the affiliates without
                                       interest.

Annual management fee to               One percent of the sum of gross               $36,152
 affiliates                            revenues from Properties wholly owned
                                       by the Partnership plus the
                                       Partnership's allocable share of
                                       gross revenues of joint ventures in
                                       which the Partnership is a
                                       co-venturer and the property owned
                                       with an affiliate as
                                       tenants-in-common. The management
                                       fee, which will not exceed
                                       competitive fees for comparable
                                       services in the same geographic area,
                                       may or may not be taken, in whole or
                                       in part as to any tear, in the sole
                                       discretion of affiliates of the
                                       General Partners.  All or any portion
                                       of the management fee not taken as to
                                       any fiscal year shall be deferred
                                       without interest and may be taken in
                                       such other fiscal year as the
                                       affiliates shall determine.

                                                                                             Amount Incurred
     Type of Compensation                                                                     For the Year
         and Recipient                         Method of Computation                     Ended December 31, 1999
-------------------------------        --------------------------------------        -------------------------------
Deferred, subordinated real            A deferred, subordinated real estate          $-0-
 estate disposition fee                disposition fee, payable upon sale of
 payable to affiliates                 one or more Properties, in an amount
                                       equal to the lesser of (i) one-half
                                       of a competitive real estate
                                       commission, or (ii) three percent of
                                       the sales price of such Property or
                                       Properties.  Payment of such fee
                                       shall be made only if affiliates of
                                       the General Partners provide a
                                       substantial amount of services in
                                       connection with the sale of a
                                       Property or Properties and shall be
                                       subordinated to certain minimum
                                       returns to the Limited Partners.
                                       However, if the net sales proceeds
                                       are reinvested in a replacement
                                       Property, no such real estate
                                       disposition fee will be incurred
                                       until such replacement Property is
                                       sold and the net sales proceeds are
                                       distributed.

General Partners' deferred,            A deferred, subordinated share equal          $-0-
 subordinated share of                 to one percent of Partnership
 Partnership net cash flow             distributions of net cash flow,
                                       subordinated to certain minimum
                                       returns to the Limited Partners.

General Partners' deferred,            A deferred, subordinated share equal          $-0-
 subordinated share of                 to five percent of Partnership
 Partnership net sales                 distributions of such net sales
 proceeds from a sale or sales         proceeds, subordinated to certain
 not in liquidation of the             minimum returns to the Limited
 Partnership                           Partners.

                                                                                             Amount Incurred
     Type of Compensation                                                                     For the Year
         And Recipient                         Method of Computation                     Ended December 31, 1999
-------------------------------        --------------------------------------        -------------------------------
General Partners' share of             Distributions of net sales proceeds           $-0-
 Partnership net sales                 from a sale or sales of substantially
 proceeds from a sale or sales         all of the Partnership's assets will
 in liquidation of the                 be distributed in the following order
 Partnership                           or priority:  (i) first, to pay all
                                       debts and liabilities of the
                                       Partnership and to establish
                                       reserves; (ii) second, to Partners
                                       with positive capital account
                                       balances, determined after the
                                       allocation of net income, net loss,
                                       gain and loss, in proportion to such
                                       balances, up to amounts sufficient to
                                       reduce such balances to zero; and
                                       (iii) thereafter, 95% to the Limited
                                       Partners and 5% to the General
                                       Partners.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this report.

     1.  Financial Statements

          Report of Independent Certified Public Accountants

          Balance Sheets at December 31, 1999 and 1998

          Statements of Income for the years ended December 31, 1999, 1998, and 1997

          Statements of Partners' Capital for the years ended December 31, 1999, 1998, and 1997

          Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997

          Notes to Financial Statements

     2.  Financial Statement Schedule

          Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999

          Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999

          All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

3.  Exhibits

          3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XIII, Ltd. (Included as Exhibit 3.2 to Registration Statement No. 33-53672-01 on Form S-11 and incorporated herein by reference.)

          4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XIII, Ltd. (Included as Exhibit 3.2 to Registration Statement No. 33-53672-01 on Form S-11 and incorporated herein by reference.)

          4.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund XIII, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on March 31, 1994, incorporated herein by reference.)

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

          10.3 Assignment of Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as Exhibit
               10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

          27   Financial Data schedule (Filed herewith.)

(b) The Registrant filed no reports on Form 8-K during the period October 1, 1999 through December 31, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2000.


                                         CNL INCOME FUND XIII, LTD.

                                         By:  CNL REALTY CORPORATION
                                              General Partner

                                              /s/ Robert A. Bourne
                                              ----------------------------------
                                              ROBERT A. BOURNE, President


                                         By:  ROBERT A. BOURNE
                                              General Partner

                                              /s/ Robert A. Bourne
                                              ----------------------------------
                                              ROBERT A. BOURNE


                                         By:  JAMES M. SENEFF, JR.
                                              General Partner

                                              /s/ James M. Seneff, Jr.
                                              ----------------------------------
                                              JAMES M. SENEFF, JR.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                     Title                        Date
           ---------                     -----                        ----


/s/ Robert A. Bourne        President, Treasurer and Director     March 24, 2000
-------------------------
Robert A. Bourne            (Principal Financial and Accounting
                            Officer)


/s/ James M. Seneff, Jr.    Chief Executive Officer and Director  March 24, 2000
-------------------------
James M. Seneff, Jr.        (Principal Executive Officer)

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                -----------------------------------------------

                 Years Ended December 31, 1999, 1998 and 1997

                                                 Additions                     Deductions
                                         ------------------------      --------------------------
                                                                                      Collected
                                                                                      or Deter-
                           Balance at    Charged to    Charged to       Deemed         mined to     Balance
                           Beginning     Costs and       Other         Uncollec-       be Col-      at End
 Year       Description     of Year       Expenses      Accounts        tible          lectible     of Year
------    --------------   ----------    ----------    ----------      ---------     ------------   -------
1997      Allowance for
            doubtful
            accounts (a)   $  223,468    $       --    $       -- (b)  $ 223,468 (c)  $      --     $    --
                           ==========    ==========    ==========      =========      =========     =======

1998      Allowance for
            doubtful
            accounts (a)   $       --    $       --    $      532 (b)  $      -- (c)  $      --     $   532
                           ==========    ==========    ==========      =========      =========     =======

1999      Allowance for
            doubtful
            accounts (a)   $      532    $       --    $       -- (b)  $      -- (c)  $     532     $    --
                           ==========    ==========    ==========      =========      =========     =======

(a)  Deducted from receivables and accrued rental income on the balance sheet.

(b)  Reduction of rental, earned and other income.

(c)  Amounts written off as uncollectible.

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------

                               December 31, 1999


                                                                                              Costs Capitalized
                                                                                                Subsequent to
                                                                  Initial Cost                   Acquisition
                                                          ----------------------------    -------------------------
                                              Encum-                    Buildings and      Improve-       Carrying
                                             brances        Land        Improvements        ments          Costs
                                            ---------     --------     ---------------    ----------     ----------
Properties the Partnership
  has Invested in Under
  Operating Leases:

      Burger King Restaurants:
         Cincinnati, Ohio                       -         $256,901            $669,537              -             -
         Dayton, Ohio                           -          211,835             771,616              -             -
         Lafayette, Indiana                     -          247,183             723,304              -             -
         Pineville, Louisiana                   -          174,843             618,815              -             -

      Checkers Drive-In Restaurants:
         Houston, Texas                         -          445,389                   -              -             -
         Port Richey, Florida                   -          380,055                   -              -             -
         Pensacola, Florida                     -          280,409                   -              -             -
         Orlando, Florida                       -          424,323                   -              -             -
         Boca Raton, Florida                    -          501,416                   -              -             -
         Venice, Florida                        -          374,675                   -              -             -
         Woodstock, Georgia                     -          386,638                   -              -             -
         Lakeland, Florida                      -          326,175                   -              -             -

      Denny's Restaurants:
         Peoria, Arizona                        -          460,107                   -              -             -
         Mesa, Arizona                          -          530,494                   -        540,983             -

      Golden Corral Family
         Steakhouse Restaurants:

         Dallas, Texas                          -          611,589           1,071,838              -             -
         San Antonio, Texas                     -          625,527             964,122              -             -
         Panama City, Florida                   -          617,016                   -      1,103,437             -

      Hardee's Restaurants:
         Ashland, Alabama                       -          197,336             417,418              -             -
         Bloomingdale, Tennessee                -          160,149             424,977              -             -
         Blytheville, Arkansas                  -          164,004                   -              -             -
         Chapin, South Carolina                 -          218,639             460,364              -             -
         Kingsport, Tennessee                   -          204,516                   -              -             -
         Opelika, Alabama                       -          240,363             412,621              -             -
         Spartanburg, South Carolina            -          226,815             431,574              -             -

      Jack in the Box Restaurants:
         Sacramento, California                 -          323,929             601,054              -             -
         Houston, Texas                         -          315,842             590,708              -             -

                                                        Gross Amount at Which
                                                    Carried at Close of Period (c)
                                                 ------------------------------------
                                                                                                         Date
                                                            Buildings and              Accumulated     of Con-       Date
                                                   Land      Improvements    Total     Depreciation    struction    Acquired
                                                 --------   -------------  ----------  ------------    ---------    --------
Properties the Partnership
  has Invested in Under
  Operating Leases:

      Burger King Restaurants:
         Cincinnati, Ohio                        $256,901      $  669,537  $  926,438      $143,385       1988       07/93
         Dayton, Ohio                             211,835         771,616     983,451       165,246       1988       07/93
         Lafayette, Indiana                       247,183         723,304     970,487       154,899       1989       07/93
         Pineville, Louisiana                     174,843         618,815     793,658       132,523       1990       07/93

      Checkers Drive-In Restaurants:
         Houston, Texas                           445,389               -     445,389            (g)         -       03/94
         Port Richey, Florida                     380,055               -     380,055            (g)         -       03/94
         Pensacola, Florida                       280,409               -     280,409            (g)         -       03/94
         Orlando, Florida                         424,323               -     424,323            (g)         -       03/94
         Boca Raton, Florida                      501,416               -     501,416            (g)         -       03/94
         Venice, Florida                          374,675               -     374,675            (g)         -       03/94
         Woodstock, Georgia                       386,638               -     386,638            (g)         -       10/94
         Lakeland, Florida                        326,175               -     326,175            (g)         -       04/95

      Denny's Restaurants:
         Peoria, Arizona                          460,107              (f)    460,107             -       1994       10/93
         Mesa, Arizona                            530,494         540,983   1,071,477       101,700       1994       12/93

      Golden Corral Family
         Steakhouse Restaurants:
         Dallas, Texas                            611,589       1,071,838   1,683,427       236,685       1991       05/93
         San Antonio, Texas                       625,527         964,122   1,589,649       211,667       1993       06/93
         Panama City, Florida                     617,016       1,103,437   1,720,453       213,205       1994       11/93

      Hardee's Restaurants:
         Ashland, Alabama                         197,336         417,418     614,754        89,392       1992       07/93
         Bloomingdale, Tennessee                  160,149         424,977     585,126        91,011       1992       07/93
         Blytheville, Arkansas                    164,004              (f)    164,004             -       1991       07/93
         Chapin, South Carolina                   218,639         460,364     679,003        98,589       1993       07/93
         Kingsport, Tennessee                     204,516              (f)    204,516             -       1992       07/93
         Opelika, Alabama                         240,363         412,621     652,984        88,365       1992       07/93
         Spartanburg, South Carolina              226,815         431,574     658,389        92,424       1993       07/93

      Jack in the Box Restaurants:
         Sacramento, California                   323,929         601,054     924,983       130,366       1992       06/93
         Houston, Texas                           315,842         590,708     906,550       126,557       1993       07/93

                                                    Life on Which
                                                   Depreciation in
                                                    Latest Income
                                                    Statement is
                                                       Computed
                                                   ---------------
Properties the Partnership
  has Invested in Under
  Operating Leases:

      Burger King Restaurants:
         Cincinnati, Ohio                                (b)
         Dayton, Ohio                                    (b)
         Lafayette, Indiana                              (b)
         Pineville, Louisiana                            (b)

      Checkers Drive-In Restaurants:
         Houston, Texas                                  (g)
         Port Richey, Florida                            (g)
         Pensacola, Florida                              (g)
         Orlando, Florida                                (g)
         Boca Raton, Florida                             (g)
         Venice, Florida                                 (g)
         Woodstock, Georgia                              (g)
         Lakeland, Florida                               (g)

      Denny's Restaurants:
         Peoria, Arizona                                 (d)
         Mesa, Arizona                                   (b)

      Golden Corral Family
         Steakhouse Restaurants:
         Dallas, Texas                                   (b)
         San Antonio, Texas                              (b)
         Panama City, Florida                            (b)

      Hardee's Restaurants:
         Ashland, Alabama                                (b)
         Bloomingdale, Tennessee                         (b)
         Blytheville, Arkansas                           (d)
         Chapin, South Carolina                          (b)
         Kingsport, Tennessee                            (d)
         Opelika, Alabama                                (b)
         Spartanburg, South Carolina                     (b)

      Jack in the Box Restaurants:
         Sacramento, California                          (b)
         Houston, Texas                                  (b)

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------

                               December 31, 1999

                                                                                 Costs Capitalized
                                                                                   Subsequent To
                                                        Initial Cost                Acquisition
                                               ------------------------------- -----------------------
                                       Encum-                  Buildings and     Improve-    Carrying
                                      brances     Land         Improvements       ments       Costs
                                    ---------- ------------- ----------------- ----------- -----------
    Arlington, Texas                    -           404,752           592,173            -          -

  Lions Choice Restaurant:
    Overland Park, Kansas               -           452,691                 -            -          -

  Long John Silver's Restaurants:
    Penn Hills, Pennsylvania (k)        -           292,370           356,444            -          -
    Philadelphia, Pennsylvania (j)      -           274,580                 -      504,838          -
    Arlington, Texas                    -           362,939                 -            -          -
    Johnstown, Pennsylvania             -           254,412                 -            -          -
    Orlando, Florida                    -           299,696           139,676            -          -
    Austin, Texas                       -           463,937                 -            -          -

  Steak -n- Shake Restaurant:
    Tampa, Florida                      -           372,748                 -            -          -

  Wendy's Old Fashioned Hamburger
    Restaurant:
    Salisbury, Maryland                 -           290,195           641,710            -          -
                                               ------------- ----------------- ----------- -----------

                                                $12,374,488        $9,887,951   $2,149,258          -
                                               ============= ================= =========== ===========

Property of Joint Venture in
 Which the Partnership has
 a 50% Interest and has
 Invested in Under an
 Operating Lease:

  Hardee's Restaurant:
    Attalla, Alabama                    -          $196,274          $434,428            -          -
                                               ============= ================= =========== ===========

                                           Gross Amount at Which                                                      Life on Which
                                        Carried at Close of Period (c)                                               Depreciation in
                                   ------------------------------------------
                                                                                                 Date                  Lates Income
                                                  Buildings and                Accumulated      of Con-        Date    Statement is
                                      Land        Improvements      Total      Depreciation    struction     Acquired    Computed
                                   ------------ --------------- ------------- -------------- ------------- ------------ -----------
    Arlington, Texas                    404,752        592,173       996,925        126,817       1993         08/93         (b)

  Lions Choice Restaurant:
    Overland Park, Kansas               452,691             (f)      452,691              -       1993         12/93         (d)

  Long John Silver's Restaurants:
    Penn Hills, Pennsylvania (k)        292,370        356,444       648,814          3,725       1993         07/93         (k)
    Philadelphia, Pennsylvania (j)      274,580        504,838       779,418         21,676       1993         07/93         (i)
    Arlington, Texas                    362,939             (f)      362,939              -       1993         08/93         (d)
    Johnstown, Pennsylvania             254,412             (f)      254,412              -       1993         08/93         (d)
    Orlando, Florida                    299,696        139,676       439,372         28,599       1983         11/93         (b)
    Austin, Texas                       463,937             (f)      463,937              -       1993         12/93         (d)

  Steak -n- Shake Restaurant:
    Tampa, Florida                      372,748             (f)      372,748              -       1994         12/93         (d)

  Wendy's Old Fashioned Hamburger
    Restaurant:
    Salisbury, Maryland                 290,195        641,710       931,905        127,155       1993         01/94         (b)
                                   ------------ --------------- ------------- --------------

                                    $12,374,488    $12,037,209   $24,411,697     $2,383,986
                                   ============ =============== ============= ==============

Property of Joint Venture in
 Which the Partnership has
 a 50% Interest and has
 Invested in Under an
 Operating Lease:

  Hardee's Restaurant:
    Attalla, Alabama                   $196,274       $434,428      $630,702        $87,599       1993         11/93         (b)
                                   ============ =============== ============= ==============

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------

                               December 31, 1999

                                                                                                         Costs Capitalized
                                                                                                           Subsequent To
                                                                   Initial Cost                             Acquisition
                                                         -----------------------------------   -----------------------------------
                                           Encum-                             Buildings and         Improve-         Carrying
                                          brances              Land           Improvements           ments             Costs
                                      ----------------   ----------------   ----------------   ----------------   ----------------
Property in Which the Partnership
  has a 66.13% Interest as Tenants-
  In-Common and has Invested in
  Under an Operating Lease:

    Arby's Restaurant:
      Arvada, Colorado                       -               $260,439            $545,126              -                 -
                                      ================   ================   ================   ================   ================

Property of Joint Venture in
  Which the Partnership has a
  27.8% Interest and has Invested
  in Under an Operating Lease:

    Denny's Restaurant:
      Salem, Ohio                            -               $131,762                   -              -                 -
                                      ================   ================   ================   ================   ================

Property in Which the Partnership
  has a 63.09% Interest as Tenants-
  In-Common and has Invested in
  Under an Operating Lease:

    Burger King Restaurant:
      Akron, Ohio (h)                        -               $355,595            $517,030              -                 -
                                      ================   ================   ================   ================   ================

Property in Which the Partnership
  has a 47.83% Interest as Tenants-
  in-Common and has Invested
  in Under an Operating Lease:

    Chevy's Fresh Mex Restaurant:
      Smithfield, North Carolina             -               $976,357            $974,016              -                 -
                                      ================   ================   ================   ================   ================

                                                     Gross Amount at Which
                                                     Carried at Close of Period (c)
                                      ------------------------------------------------------
                                                           Buildings and                         Accumulated
                                            Land           Improvements          Total           Depreciation
                                      ----------------   ----------------   ----------------   ----------------
Property in Which the Partnership
  has a 66.13% Interest as Tenants-
  In-Common and has Invested in
  Under an Operating Lease:

    Arby's Restaurant:
      Arvada, Colorado                    $260,439           $545,126          $  805,565           $95,882
                                      ================   ================   ================   ================

Property of Joint Venture in
  Which the Partnership has a
  27.8% Interest and has Invested
  in Under an Operating Lease:

    Denny's Restaurant:
      Salem, Ohio                         $131,762                 (f)         $  131,762                 -
                                      ================   ================   ================   ================

Property in Which the Partnership
  has a 63.09% Interest as Tenants-
  In-Common and has Invested in
  Under an Operating Lease:

    Burger King Restaurant:
      Akron, Ohio (h)                     $355,595           $517,030          $  872,625           $50,456
                                      ================   ================   ================   ================

Property in Which the Partnership
  has a 47.83% Interest as Tenants-
  in-Common and has Invested
  in Under an Operating Lease:

    Chevy's Fresh Mex Restaurant:
      Smithfield, North Carolina          $976,357           $974,016          $1,950,373           $65,022
                                      ================   ================   ================   ================

                                                                               Life on Which
                                                                              Depreciation in
                                           Date                                Latest Income
                                          of Con-               Date           Statement is
                                         struction            Acquired           Computed
                                      ----------------   -----------------   ----------------
Property in Which the Partnership
  has a 66.13% Interest as Tenants-
  In-Common and has Invested in
  Under an Operating Lease:

    Arby's Restaurant:
      Arvada, Colorado                       1994              09/94                (b)


Property of Joint Venture in
  Which the Partnership has a
  27.8% Interest and has Invested
  in Under an Operating Lease:

    Denny's Restaurant:
      Salem, Ohio                            1991              03/95                (d)


Property in Which the Partnership
  has a 63.09% Interest as Tenants-
  In-Common and has Invested in
  Under an Operating Lease:

    Burger King Restaurant:
      Akron, Ohio (h)                        1970              01/97                (b)


Property in Which the Partnership
  has a 47.83% Interest as Tenants-
  in-Common and has Invested
  in Under an Operating Lease:

    Chevy's Fresh Mex Restaurant:
      Smithfield, North Carolina             1995              12/97                (b)

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------

                               December 31, 1999


                                                                                            Costs Capitalized
                                                                                              Subsequent To
                                                                  Initial Cost                 Acquisition
                                                        -------------------------------   ----------------------
                                           Encum-                        Buildings and     Improve-    Carrying
                                          brances           Land         Improvements       ments       Costs
                                       --------------   ------------   ----------------   ---------   ----------
Properties the Partnership has
   Invested in Under Direct
   Financing Leases

      Denny's Restaurant

         Peoria, Arizona                      -                    -                  -  $  613,090            -

      Hardee's Restaurants

         Blytheville, Arkansas                -                    -         $  450,014           -            -
         Huntingdon, Tennessee                -           $  100,836            427,932           -            -
         Kingsport, Tennessee                 -                    -            484,785           -            -
         Parsons, Tennessee                   -              101,332            409,671           -            -
         Trenton, Tennessee                   -              147,232            442,640           -            -

      Jack in the Box Restaurant:
         Cleburne, Texas                      -              145,890            496,797           -            -

      Lion's Choice Restaurant:
         Overland Park, Kansas                -                    -            611,694           -            -

      Long John Silver's Restaurants:
         Arlington, Texas                     -                    -            449,369           -            -
         Johnstown, Pennsylvania              -                    -                  -     427,552            -
         Austin, Texas                        -                    -            517,109           -            -

      Quincy's Restaurant:
         Mount Airy, North Carolina           -               212,852           827,991           -            -

      Steak-n-Shake Restaurant:
         Tampa, Florida                       -                     -                 -     537,404            -
                                                        -------------  ----------------  ----------  -----------

                                                          $   708,142        $5,118,002  $1,578,046            -
                                                        =============  ================  ==========  ===========


                                                   Gross Amount at Which
                                               Carried at Close of Period (c)                                   Date
                                     ----------------------------------------------------
                                                       Buildings and                         Accumulated       of Con-       Date
                                           Land         Improvements           Total         Depreciation     struction    Acquired
                                     --------------  ------------------   ---------------   ---------------  -----------  ----------
Properties the Partnership has
   Invested in Under Direct
   Financing Leases

      Denny's Restaurant

         Peoria, Arizona                        -                   (f)               (f)               (d)        1994       10/93

      Hardee's Restaurants

         Blytheville, Arkansas                  -                   (f)               (f)               (d)        1991       07/93
         Huntingdon, Tennessee                 (f)                  (f)               (f)               (e)        1992       07/93
         Kingsport, Tennessee                   -                   (f)               (f)               (d)        1992       07/93
         Parsons, Tennessee                    (f)                  (f)               (f)               (e)        1992       07/93
         Trenton, Tennessee                    (f)                  (f)               (f)               (e)        1992       07/93

      Jack in the Box Restaurant:
         Cleburne, Texas                       (f)                  (f)               (f)               (e)        1988       11/93

      Lion's Choice Restaurant:
         Overland Park, Kansas                  -                   (f)               (f)               (d)        1993       12/93

      Long John Silver's Restaurants:
         Arlington, Texas                       -                   (f)               (f)               (d)        1993       08/93
         Johnstown, Pennsylvania                -                   (f)               (f)               (d)        1993       08/93
         Austin, Texas                          -                   (f)               (f)               (d)        1993       12/93

      Quincy's Restaurant:
         Mount Airy, North Carolina            (f)                  (f)               (f)               (e)        1992       07/93

      Steak-n-Shake Restaurant:
         Tampa, Florida                         -                    (f)              (f)               (d)        1994       12/93

                                                      Life on Which
                                                     Depreciation in
                                                      Latest Income
                                                       Statement is
                                                         Computed
                                                    -------------------
Properties the Partnership has
   Invested in Under Direct
   Financing Leases

      Denny's Restaurant

         Peoria, Arizona                                     (d)

      Hardee's Restaurants

         Blytheville, Arkansas                               (d)
         Huntingdon, Tennessee                               (e)
         Kingsport, Tennessee                                (d)
         Parsons, Tennessee                                  (e)
         Trenton, Tennessee                                  (e)

      Jack in the Box Restaurant:
         Cleburne, Texas                                     (e)

      Lion's Choice Restaurant:
         Overland Park, Kansas                               (d)

      Long John Silver's Restaurants:
         Arlington, Texas                                    (d)
         Johnstown, Pennsylvania                             (d)
         Austin, Texas                                       (d)

      Quincy's Restaurant:
         Mount Airy, North Carolina                          (e)

      Steak-n-Shake Restaurant:
         Tampa, Florida                                      (d)

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------

                               December 31, 1999

                                                                                                             Costs Capitalized
                                                                                                               Subsequent To
                                                                          Initial Cost                          Acquisition
                                                            --------------------------------------   ------------------------------
                                              Encum-                              Buildings and          Improve-         Carrying
                                             brances              Land            Improvements            ments            Costs
                                         -----------------  ------------------   -----------------   -----------------   ----------
Property of Joint Venture in
   Which the Partnership has a
   27.8% Interest and has Invested
   in Under Direct Financing Lease:

      Denny's Restaurant:
         Salem, Ohio                          -                     -                 $371,836              -                -
                                                            ==================   =================   =================   ==========


                                                                Gross Amount at Which
                                                            Carried at Close of Period (c)
                                           ------------------------------------------------------------
                                                                  Buildings and
                                                 Land             Improvements             Total
                                           ------------------   ------------------   ------------------
Property of Joint Venture in
   Which the Partnership has a
   27.8% Interest and has Invested
   in Under Direct Financing Lease:

      Denny's Restaurant:
         Salem, Ohio                               -                   (f)                  (f)

                                                                                              Life on Which
                                                                                             Depreciation in
                                                                Date                          Latest Income
                                            Accumulated       of Con-         Date             Statement is
                                           Depreciation      struction      Acquired             Computed
                                          ----------------   -----------   -----------      -------------------
Property of Joint Venture in
   Which the Partnership has a
   27.8% Interest and has Invested
   in Under Direct Financing Lease:

      Denny's Restaurant:
         Salem, Ohio                                   (d)      1991         03/95                 (d)

                         CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
        ----------------------------------------------------------------

                               December 31, 1999

(a) Transactions in real estate and accumulated depreciation during 1999, 1998, and 1997 are summarized as follows:

                                                                                                                  Accumulated
                                                                                       Cost                       Depreciation
                                                                                    -----------                   ------------
Properties the Partnership has invested in Under Operating Leases:

    Balance, December 31, 1996                                                      $24,918,525                   $  1,305,886
    Disposition                                                                        (432,587)                            --
    Depreciation expense                                                                     --                        391,434
                                                                                    -----------                   ------------

    Balance, December 31, 1997                                                       24,485,938                      1,697,320
    Reclassified from net investment in direct financing lease                          864,929                        (11,536)
    Depreciation Expense                                                                     --                        421,840
                                                                                    -----------                   ------------

    Balance, December 31, 1998                                                       25,350,867                      2,107,624
    Disposition                                                                        (935,524)                      (112,983)
    Reclassified from net investment in direct financing lease                          356,444                             --
    Reclassified to net investment in direct financing lease                           (360,090)                        (7,805)
    Depreciation expense                                                                     --                        397,150
                                                                                    -----------                   ------------

    Balance, December 31, 1999 (j)                                                  $24,411,697                   $  2,383,986
                                                                                    ===========                   ============

Property of Joint Venture in Which the Partnership has a 50%
    Interest and has Invested in Under an Operating Lease:

    Balance, December 31, 1996                                                      $   630,702                   $     44,156
    Depreciation expense                                                                     --                         14,482
                                                                                    -----------                   ------------

    Balance, December 31, 1997                                                          630,702                         58,638
    Depreciation expense                                                                     --                         14,480
                                                                                    -----------                   ------------

    Balance, December 31, 1998                                                          630,702                         73,118
    Depreciation expense                                                                     --                         14,481
                                                                                    -----------                   ------------

    Balance, December 31, 1999                                                      $   630,702                   $     87,599
                                                                                    ===========                   ============

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              --------------------------------------------------
                           DEPRECIATION - CONTINUED
                           ------------------------

                               December 31, 1999

                                                                                                Accumulated
                                                                                 Cost           Depreciation
                                                                             ------------       ------------
Property in Which the Partnership has a 66.13% Interest
  as Tenants-in-Common and has Invested in Under an
  Operating Lease:

   Balance, December 31, 1996                                                $    805,565       $     41,370
   Depreciation expense                                                                --             18,171
                                                                             ------------       ------------

   Balance, December 31, 1997                                                     805,565             59,541
   Depreciation expense                                                                --             18,171
                                                                             ------------       ------------

   Balance, December 31, 1998                                                     805,565             77,712
   Depreciation expense                                                                --             18,170
                                                                             ------------       ------------

   Balance, December 31, 1999                                                $    805,565       $     95,882
                                                                             ============       ============

Property of Joint Venture in Which the Partnership has a 27.8% Interest and has Invested in Under a Direct
  Financing Lease:

   Balance, December 31, 1996                                                $    131,762       $         --
   Depreciation expense (d)                                                            --                 --
                                                                             ------------       ------------

   Balance, December 31, 1997                                                     131,762                 --
   Depreciation expense (d)                                                            --                 --
                                                                             ------------       ------------

   Balance, December 31, 1998                                                     131,762                 --
   Depreciation expense (d)                                                            --                 --
                                                                             ------------       ------------

   Balance, December 31, 1999                                                $    131,762       $         --
                                                                             ============       ============

                           CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
               ---------------------------------------------------
                            DEPRECIATION - CONTINUED
                            ------------------------

                               December 31, 1999


                                                                                                         Accumulated
                                                                                    Cost                 Depreciation
                                                                               --------------           --------------
Property in Which the Partnership has a 63.09% Interest as
 Tenants-In-Common and has Invested in Under an Operating Lease:

   Balance, December 31, 1996                                                  $           --           $          --
   Acquisition                                                                        872,625                      --
   Depreciation expense                                                                    --                  15,898
                                                                               --------------           -------------

   Balance, December 31, 1997                                                         872,625                  15,898
   Depreciation expense                                                                    --                  17,323
                                                                               --------------           -------------

   Balance, December 31, 1998                                                         872,625                  33,221
   Depreciation expense                                                                    --                  17,235
                                                                               --------------           -------------

   Balance, December 31, 1999                                                  $      872,625           $      50,456
                                                                               ==============           =============

Property in Which the Partnership has a 47.83% Interest as Tenants-In-Common has invested in Under an Operating Lease:

   Balance, December 31, 1996                                                  $           --           $          --
   Acquisition                                                                      1,950,373                      --
   Depreciation expense                                                                    --                      89
                                                                               --------------           -------------

   Balance, December 31, 1997                                                       1,950,373                      89
   Depreciation expense                                                                    --                  32,467
                                                                               --------------           -------------

   Balance, December 31, 1998                                                       1,950,373                  32,556
   Depreciation expense                                                                    --                  32,466
                                                                               --------------           -------------

   Balance, December 31, 1999                                                  $    1,950,373           $      65,022
                                                                               ==============           =============


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1999, the aggregate cost of the Properties owned by the Partnership and joint ventures (including the Property owned as tenants-in-common) for federal income tax purposes was $32,701,008 and $3,957,298, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(d) For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

                          CNL INCOME FUND XIII, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ---------------------------------------------------
                            DEPRECIATION - CONTINUED
                            ------------------------

                               December 31, 1999


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

(h) During the year ended December 31, 1997, the Partnership and an affiliate as tenant-in-common, purchased land and building from CNL BB Corp., and affiliate of the General Partners, for an aggregate cost of $872,625.

(i) Effective June 1998, the lease for this Property was terminated, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value and will be depreciated over its remaining estimated life of approximately 26 years.

(j) For financial reporting purposes, the undepreciated cost of the Property in Philadelphia, Pennsylvania, was reduced to its estimated net realizable value due to an impairment in value. The Partnership recognized the impairment by recording an allowance for loss on building in the amount of $297,885 at December 31, 1998. The impairment at December 31, 1998 represents the difference between the Property's carrying value and the General Partners' estimate of the net realizable value of the Property based on an anticipated sales price of this Property to an interested and unrelated third party. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1999, excluding the allowance for loss on building.

(k) Effective October 1999, the lease for this Property was amended resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 24 years.

                                 EXHIBIT INDEX


          Exhibit Number
          --------------

            3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XIII, Ltd. (Included as Exhibit 3.2 to Registration Statement No. 33-53672-01 on Form S-11 and incorporated herein by reference.)

            4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XIII, Ltd. (Included as Exhibit 3.2 to Registration Statement No. 33-53672-01 on Form S-11 and incorporated herein by reference.)

            4.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund XIII, Ltd. ( Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on March 31, 1994, incorporated herein by reference.)

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

           10.3 Assignment of Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as
                         Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

             27          Financial Data schedule (Filed herewith.)