Form 10-Q
period 2000-03-31
CNL INCOME FUND XIII LTD
filed 2000-05-12
CIK 893562

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended                     March 31, 2000
                                          ---------------------------------

                                                        OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from __________________ to ___________________


                             Commission file number
                                     0-23968
                     ---------------------------------------


                           CNL Income Fund XIII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                                        59-3143094
------------------------------------------------------              ------------------------------------------------
(State or other jurisdiction of                                                    (I.R.S. Employer
incorporation or organization)                                                    Identification No.)

450 South Orange Avenue
Orlando, Florida                                                                         32801
------------------------------------------------------              ------------------------------------------------
      (Address of principal executive offices)                                        (Zip Code)


Registrant's telephone number
(including area code)                                                               (407) 540-2000
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

                  Condensed Statements of Cash Flows

                  Notes to Condensed Financial Statements

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

   Item 3.   Quantitative and Qualitative Disclosures About Market
                  Risk
Part II

   Other Information

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS



                                                                              March 31,              December 31,
                                                                                 2000                    1999
                                                                                 -------------------     -------------------
                               ASSETS

   Landand  buildings on operating  leases,  less  accumulated  depreciation  of
       $2,487,322  and  $2,383,986,  respectively,  and  allowance  for  loss on building of
       $297,885 in 2000 and 1999                                                $ 22,059,490            $ 22,162,826
   Net investment in direct financing leases                                       7,018,717               7,042,118
   Investment in joint ventures                                                    2,443,241               2,445,549
   Cash and cash equivalents                                                         964,790                 945,802
   Receivables, less allowance for doubtful
       accounts of $26,232 in 2000                                                    57,774                 135,432
   Prepaid expenses                                                                    8,712                  15,963
   Lease costs, less accumulated
       amortization of $2,240 and $1,789, respectively                                33,510                  33,961
   Accrued rental income                                                           1,600,203               1,555,610
                                                                          -------------------     -------------------

                                                                                $ 34,186,437            $ 34,337,261
                                                                          ===================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                               $   69,064              $  144,227
   Accrued construction costs                                                        194,743                 194,743
   Escrowed real estate taxes payable                                                  7,483                   2,176
   Distributions payable                                                             850,002                 850,002
   Due to related parties                                                             96,426                  69,234
   Rents paid in advance and deposits                                                102,220                  46,319
                                                                          -------------------     -------------------
       Total liabilities                                                           1,319,938               1,306,701

   Partners' capital                                                              32,866,499              33,030,560
                                                                          -------------------     -------------------

                                                                                $ 34,186,437            $ 34,337,261
                                                                          ===================     ===================

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                    Quarter Ended
                                                                                      March 31,
                                                                                2000              1999
                                                                                  ---------------    --------------
Revenues:
    Rental income from operating leases                                         $ 610,520         $ 596,445
    Earned income from direct financing leases                                    188,705           192,950
    Contingent rental income                                                       39,866            40,605
    Interest and other income                                                      29,543             6,768
                                                                           ---------------    --------------
                                                                                  868,634           836,768
                                                                           ---------------    --------------

Expenses:
    General operating and administrative                                           45,072            41,519
    Bad debt expense                                                                2,584                --
    Professional services                                                          15,817            12,039
    Management fees to related parties                                              8,772             8,596
    Real estate taxes                                                                  --             8,340
    State and other taxes                                                          21,347            21,476
    Depreciation and amortization                                                 103,846           103,841
    Transaction costs                                                              43,483            33,181
                                                                           ---------------    --------------
                                                                                  240,921           228,992
                                                                           ---------------    --------------

Income Before Equity in Earnings of Joint Ventures                                627,713           607,776

Equity in Earnings of Joint Ventures                                               58,228            60,227
                                                                           ---------------    --------------
                                                                           ---------------    --------------

Net Income                                                                      $ 685,941         $ 668,003
                                                                           ===============    ==============

Allocation of Net Income:
    General partners                                                            $   6,859         $   6,680
    Limited partners                                                              679,082           661,323
                                                                           ---------------    --------------

                                                                                $ 685,941         $ 668,003
                                                                           ===============    ==============

Net Income Per Limited Partner Unit                                              $   0.17          $   0.17
                                                                           ===============    ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                                           4,000,000         4,000,000
                                                                           ===============    ==============


                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended           Year Ended
                                                                               March 31,            December 31,
                                                                                  2000                  1999
                                                                           -------------------    ------------------
General partners:
    Beginning balance                                                             $   191,934            $  163,874
    Net income                                                                          6,859                28,060
                                                                           -------------------    ------------------
                                                                                      198,793               191,934
                                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                                              32,838,626            33,585,529
    Net income                                                                        679,082             2,653,105
    Distributions ($0.21 and $0.85 per
       limited partner unit, respectively)                                           (850,002 )          (3,400,008 )
                                                                           -------------------    ------------------
                                                                                   32,667,706            32,838,626
                                                                           -------------------    ------------------

Total partners' capital                                                          $ 32,866,499          $ 33,030,560
                                                                           ===================    ==================


                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                  Quarter Ended
                                                                                    March 31,
                                                                              2000              1999
                                                                  ---------------    --------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                 $ 868,990         $ 788,735
                                                                         ---------------    --------------

    Cash Flows from Investing Activities:
       Payment of lease costs                                                        --           (17,875 )
                                                                         ---------------    --------------
              Net cash used in investing activities                                  --           (17,875 )
                                                                         ---------------    --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                       (850,002 )        (850,002 )
                                                                         ---------------    --------------
              Net cash used in financing activities                            (850,002 )        (850,002 )
                                                                         ---------------    --------------

Net Increase (Decrease) in Cash and Cash Equivalents                             18,988           (79,142 )

Cash and Cash Equivalents at Beginning of Quarter                               945,802           766,859
                                                                         ---------------    --------------

Cash and Cash Equivalents at End of Quarter                                   $ 964,790         $ 687,717
                                                                         ===============    ==============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          quarter                                                             $ 850,002         $ 850,002
                                                                         ===============    ==============


                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2000 and 1999


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XIII, Ltd. (the "Partnership") for the year ended December 31, 1999.

2.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for at least one of the quarters ended March 31:

                                                     2000               1999
                                                --------------- ---------------

           Flagstar Enterprises, Inc.                 $161,328         $162,021
           Golden Corral Corporation                   133,417          130,435
           Long John Silver's, Inc.                    102,467          105,362
           Checkers Drive-In Restaurants, Inc.          90,866           91,622
           Foodmaker, Inc.                                 N/A          113,223

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2000 and 1999

2.       Concentration of Credit Risk-Continued:

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for at least one of the quarters ended March 31:

                                                  2000               1999
                                            ---------------    ----------------


           Hardee's                              $ 161,328           $ 162,021
           Golden Corral Family
                Steakhouse Restaurants
                                                   133,417             130,435
           Long John Silver's                      102,467             105,362
           Burger King                             101,595             100,140
           Checkers Drive-In Restaurants            90,866              91,622
           Jack in the Box                             N/A             113,223


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

3.       Termination of Merger:

         On March 1, 2000, the general partners and CNL American Properties Fund, Inc. ("APF") mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2000, the Partnership owned 46 Properties, which included interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 2000 and 1999 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $868,990 and $788,735 for the quarters ended March 31, 2000 and 1999, respectively. The increase in cash from operations for the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, was primarily a result of changes in the Partnership's working capital and changes in income and expenses as described in "Results of Operations" below.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2000, the Partnership had $964,790 invested in such short-term investments, as compared to $945,802 at December 31, 1999. The funds remaining at March 31, 2000, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and future anticipated cash from operations, the Partnership declared distributions to the limited partners of $850,002 for each of the quarters ended March 31, 2000 and 1999. This represents distributions of $0.21 per unit for each applicable quarter. No distributions were made to the general partners for the quarters ended March 31, 2000 and 1999. No amounts distributed to the limited partners for the quarters ended March 31, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $1,319,938 at March 31, 2000, from $1,306,701 at December 31, 1999, primarily as a result of an increase in rents paid in advance at March 31, 2000. Liabilities at March 31, 2000, to the extent they exceed cash and cash equivalents at March 31, 2000, will be paid from future cash from operations, or in the event the general partners elect to make capital contributions or loans, from future general partner contributions or loans.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 1999, the Partnership owned and leased 42 wholly owned Properties (which included one Property in Houston, Texas which was sold in July 1999) and during the quarter ended March 31, 2000, the Partnership owned and leased 41 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2000 and 1999, the Partnership earned $799,225 and $789,395, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. In 1998, Long John Silver's, Inc. filed for bankruptcy, rejected the leases relating to three of the eight Properties it leased and ceased making rental payments on the three rejected leases. During 1998, the Partnership re-leased two of these Properties to new tenants, one of which rent commenced in 1998 and one of which rent commenced in June 1999. In addition, in May 1999, the Partnership re-leased the remaining vacant Property to a new tenant and renovated the Property into an Arby's restaurant. As a result, rental and earned income increased during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, by approximately $51,800 due to the Partnership re-leasing two of these three Properties to new tenants subsequent to March 31, 1999. In August 1999, Long John Silver's, Inc. assumed and affirmed its five remaining leases with the Partnership, and the Partnership has continued to receive rental payments relating to these five leases. Rental and earned income also increased during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, by approximately $7,600 due to the Partnership receiving bankruptcy proceeds relating to the three rejected lease Properties, as described above, during the quarter ended March 31, 2000.

         The increase in rental and earned income during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, was partially offset by a reduction in rental and earned income of approximately $24,600 as a result of the sale of the Property in Houston, Texas, in July 1999. In addition rental and earned income decreased by approximately $21,000 due to the fact that during the quarter ended March 31, 2000, the Partnership increased its allowance for doubtful accounts for past due rental amounts relating to several Properties in accordance with Partnership's policy. No such allowance was recorded during the quarter ended March 31, 1999. The general partners will continue to pursue collection of past due rental amounts relating to these Properties and will recognize such amounts as income if collected.

         During the quarters ended March 31, 2000 and 1999, the Partnership also owned and leased two Properties indirectly through joint venture arrangements and three Properties with affiliates of the general partners as tenants-in-common. In connection therewith, during the quarters ended March 31, 2000 and 1999, the Partnership earned $58,228 and $60,227, respectively, attributable to the net income earned by these joint ventures.

         During the quarter ended march 31, 2000, four of the Partnership's lessees, Flagstar Enterprises, Inc., Long John Silver's, Inc., Golden Corral Corporation, and Checkers Drive-In Restaurants each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that based on the minimum rental payments required by the leases, these four lessees will continue to contribute more than ten percent if the Partnership's total rental and earned income during the remainder of 2000. In addition, during the quarter ended March 31, 2000 five restaurant chains, Long John Silver's, Hardee's, Golden Corral, Checkers, and Burger King, each accounted for more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from Properties owned by joint ventures and Properties owned with affiliates as tenants-in-common). It is anticipated that these five restaurant chains will continue to account for more than ten percent of the total rental income under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $240,921 and $228,992 for the quarters ended March 31, 2000 and 1999, respectively. The increase in operating expenses during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999 was primarily due to the fact that the Partnership incurred $43,483 and $33,181, respectively in transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF") due to the termination of the proposed merger, as described below in "Termination of Merger."

Termination of Merger

         On March 1, 2000, the general partners and APF mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

Dismissal of Legal Action

         As   described   in  greater   detail  in  Part  II,   Item  1  ("Legal
Proceedings"), in 1999 two groups of limited partners in several CNL Income Funds filed purported class action suits against the general partners and APF alleging, among other things, that the general partners had breached their fiduciary duties in connection with the proposed Merger. These actions were later consolidated into one action. On April 25, 2000, the judge in the consolidated action issued a Stipulated Final Order of Dismissal of Consolidated Action, dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.


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

           On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds Litigation, Case No. 99-3561. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. On December 22, 1999, the general partners and CNL Group, Inc. filed motions to dismiss and motions to strike. On December 28, 1999, APF and CNL Fund Advisors, Inc. filed motions to dismiss. On March 6, 2000, all of the defendants filed a Joint Notice of Filing Form 8-K Reports and Suggestion of Mootness.

           On April 25, 2000, Judge Kirkwood issued a Stipulated Final Order of Dismissal of Consolidated Action, dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.

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

27       Financial Data schedule (Filed herewith.)

                (b) A Current Report on Form 8-K dated February 23, 2000 was filed on March 1, 2000 describing the termination of the proposed merger of the Partnership with and into a subsidiary of CNL American Properties Fund, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of May, 2000.


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