Form 10-Q
period 2000-06-30
CNL INCOME FUND XIII LTD
filed 2000-08-14
CIK 893562

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2000
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _________________________ to ____________________


                             Commission file number
                                     0-23968
                     ---------------------------------------


                           CNL Income Fund XIII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Florida                                       59-3143094
-----------------------------------------------   ------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


450 South Orange Avenue
Orlando, Florida                                               32801-3336
-----------------------------------------------   ------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number
(including area code)                                        (407) 540-2000
                                                  ------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________




                                    CONTENTS





Part I                                                                      Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                    1

                  Condensed Statements of Income                              2

                  Condensed Statements of Partners' Capital                   3

                  Condensed Statements of Cash Flows                          4

                  Notes to Condensed Financial Statements                     5

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      6-10

   Item 3.   Quantitative and Qualitative Disclosures About Market
                  Risk                                                       10

Part II

   Other Information                                                      11-13


                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                               June 30,              December 31,
                                                                                 2000                    1999
                                                                          -------------------     -------------------
                               ASSETS

   Land and  buildings on operating  leases, less accumulated depreciation  of $2,556,026 and $2,383,986, respectively,
       and allowance for loss on building of $297,885 in 1999                   $ 21,350,832            $ 22,162,826
   Net investment in direct financing leases                                       7,504,058               7,042,118
   Investment in joint ventures                                                    2,444,247               2,445,549
   Cash and cash equivalents                                                         778,550                 945,802
   Receivables, less allowance for doubtful
       accounts of $43,185 in 2000                                                    93,463                 135,432
   Prepaid expenses                                                                   27,155                  15,963
   Lease costs, less accumulated
       amortization of $2,691 and $1,789, respectively                                33,059                  33,961
   Accrued rental income                                                           1,644,795               1,555,610
                                                                          -------------------     -------------------

                                                                                $ 33,876,159            $ 34,337,261
                                                                          ===================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                               $   66,571              $  144,227
   Accrued construction costs                                                             --                 194,743
   Accrued and escrowed real estate taxes payable                                      7,415                   2,176
   Distributions payable                                                             850,002                 850,002
   Due to related parties                                                            142,720                  69,234
   Rents paid in advance and deposits                                                 64,362                  46,319
                                                                          -------------------     -------------------
       Total liabilities                                                           1,131,070               1,306,701

   Partners' capital                                                              32,745,089              33,030,560
                                                                          -------------------     -------------------

                                                                                $ 33,876,159            $ 34,337,261
                                                                          ===================     ===================

            See accompnaying notes to condensed financial statements.




                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME




                                                                  Quarter Ended                    Six Months Ended
                                                                     June 30,                          June 30,
                                                              2000             1999             2000              1999
                                                           ------------     ------------     ------------     -------------
Revenues:
    Rental income from operating leases                      $ 573,356        $ 600,198       $1,183,876        $1,196,643
    Earned income from direct financing leases                 210,568          196,996          399,273           389,946
    Contingent rental income                                    63,906           69,638          103,772           110,243
    Interest and other income                                      316            6,225           29,859            12,993
                                                           ------------     ------------     ------------     -------------
                                                               848,146          873,057        1,716,780         1,709,825
                                                           ------------     ------------     ------------     -------------

Expenses:
    General operating and administrative                        50,725           33,055           95,797            74,574
    Professional services                                        4,581            8,954           20,398            20,993
    Bad debt expense                                                --              615            2,584               615
    Management fees to related party                             9,023            9,181           17,795            17,777
    Real estate taxes                                            5,439            4,979            5,439            13,319
    State and other taxes                                          383               --           21,730            21,476
    Depreciation and amortization                               86,947           96,830          190,793           200,671
    Transaction costs                                           27,206           80,702           70,689           113,883
                                                           ------------     ------------     ------------     -------------
                                                               184,304          234,316          425,225           463,308
                                                           ------------     ------------     ------------     -------------

Income Before Equity in Earnings of Joint
    Ventures and Loss on Demolition of Building                663,842          638,741        1,291,555         1,246,517

Equity in Earnings of Joint Ventures                            64,750           60,327          122,978           120,554

Loss on Demolition of Building                                      --         (352,285 )             --          (352,285 )
                                                           ------------     ------------     ------------     -------------

Net Income                                                   $ 728,592        $ 346,783       $1,414,533        $1,014,786
                                                           ============     ============     ============     =============

Allocation of Net Income:
    General partners                                         $   7,286        $   5,348       $   14,145          $ 12,028
    Limited partners                                           721,306          341,435        1,400,388         1,002,758
                                                           ------------     ------------     ------------     -------------

                                                             $ 728,592        $ 346,783       $1,414,533        $1,014,786
                                                           ============     ============     ============     =============

Net Income Per Limited Partner Unit                          $    0.18        $    0.09       $     0.35          $   0.25
                                                           ============     ============     ============     =============

Weighted Average Number of Limited Partner
    Units Outstanding                                        4,000,000        4,000,000        4,000,000         4,000,000
                                                           ============     ============     ============     =============

            See accompanying notes to condensed financial statements.




                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL



                                                           Six Months Ended            Year Ended
                                                               June 30,               December 31,
                                                                 2000                     1999
                                                        -----------------------     ------------------

General partners:
    Beginning balance                                            $     191,934            $   163,874
    Net income                                                          14,145                 28,060
                                                        -----------------------     ------------------
                                                                       206,079                191,934
                                                        -----------------------     ------------------

Limited partners:
    Beginning balance                                               32,838,626             33,585,529
    Net income                                                       1,400,388              2,653,105
    Distributions ($0.43 and $0.85 per
       limited partner unit, respectively)                          (1,700,004 )           (3,400,008 )
                                                        -----------------------     ------------------
                                                                    32,539,010             32,838,626
                                                        -----------------------     ------------------

Total partners' capital                                         $   32,745,089           $ 33,030,560
                                                        =======================     ==================


            See accompanying notes to condensed financial statements.



                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS




                                                                                  Six Months Ended
                                                                                      June 30,
                                                                              2000                 1999
                                                                         ----------------     ---------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                $ 1,620,349          $1,633,260
                                                                         ----------------     ---------------

    Cash Flows from Investing Activities:
       Additions to land and building on operating lease                         (87,597 )                --
       Payment of lease costs                                                         --             (17,875 )
                                                                         ----------------     ---------------
          Net cash used in investing activities                                  (87,597 )           (17,875 )
                                                                         ----------------     ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                      (1,700,004 )        (1,700,004 )
                                                                         ----------------     ---------------
              Net cash used in financing activities                           (1,700,004 )        (1,700,004 )
                                                                         ----------------     ---------------

Net Decrease in Cash and Cash Equivalents                                       (167,252 )           (84,619 )

Cash and Cash Equivalents at Beginning of Period                                 945,802             766,859
                                                                         ----------------     ---------------

Cash and Cash Equivalents at End of Period                                   $   778,550         $   682,240
                                                                         ================     ===============

Supplemental Schedule of Non-Cash Investing and Financing Activities:

       Construction costs incurred and unpaid at end of
          period                                                             $        --         $  600,000
                                                                         ================     ===============

       Distributions declared and unpaid at end of
          period                                                             $    850,002        $  850,002
                                                                         ================     ===============

            See accompanying notes to condensed financial statements.




                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2000 and 1999


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XIII, Ltd. (the "Partnership") for the year ended December 31, 1999.

2.       Land and Buildings on Operating Leases:

         In May 1999, the Partnership entered into a new lease for the property in Philadelphia, Pennsylvania, with a new tenant to operate the property as an Arby's restaurant. In connection therewith, the Partnership funded a total of approximately $325,900 in renovation costs, of which approximately $87,600 was incurred during the quarter and six months ended June 30, 2000. The portion of the lease attributable to the building portion of the property is classified as a direct financing lease (see Note 3).

3.       Net Investment in Direct Financing Leases:

         In connection with the new lease for the property in Philadelphia, Pennsylvania, and in accordance with the Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the portion of the lease relating to the building portion of the property a direct financing lease (see Note 2).

4.       Termination of Merger:

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2000, the Partnership owned 46 Properties, which included interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 2000 and 1999 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,620,349 and $1,633,260 for the six months ended June 30, 2000 and 1999, respectively. The decrease in cash from operations for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, was primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following for the quarter and six months ended June 30, 2000.

         In May 1999, the Partnership entered into a new lease for the Property in Philadelphia, Pennsylvania with the new tenant to operate the Property as an Arby's restaurant. In connection with the new lease, the Partnership funded a total of approximately $325,900 in renovation costs, of which approximately $87,600 was incurred during the quarter and six months ended June 30, 2000.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 2000, the Partnership had $778,550 invested in such short-term investments, as compared to $945,802 at December 31, 1999. Cash and cash equivalents decreased during the six months ended June 30, 2000, primarily as a result of the fact that the Partnership paid renovation costs of approximately $87,600 during the quarter and six months ended June 30, 2000, as described above. The funds remaining at June 30, 2000, will be used to pay distributions and other liabilities.

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

         Total liabilities of the Partnership, including distributions payable, decreased to $1,131,070 at June 30, 2000, from $1,306,701 at December 31, 1999.
The decrease was primarily a result of the fact that during the quarter and six months ended June 30, 2000, the Partnership funded amounts previously accrued for construction costs. The decrease was partially offset by an increase in amounts due to related parties at June 30, 2000, as compared to December 31, 1999. Liabilities at June 30, 2000, to the extent they exceed cash and cash equivalents at June 30, 2000, will be paid from future cash from operations, or in the event the general partners elect to make capital contributions or loans, from future general partner contributions or loans.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and future anticipated cash from operations, the Partnership declared distributions to the limited partners of $1,700,004 for each of the six months ended June 30, 2000 an 1999 ($850,002 for each applicable quarter). This represents distributions of $0.43 per unit for each applicable six months ($0.21 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2000 and 1999. No amounts distributed to the limited partners for the quarters and six months ended June 30, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 1999, the Partnership owned and leased 42 wholly owned Properties (which included one Property in Houston, Texas which was sold in July 1999) and during the six months ended June 30, 2000, the Partnership owned and leased 41 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 2000 and 1999, the Partnership earned $1,583,149 and $1,586,589, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $783,924 and $797,194 of which was earned during the quarters ended June 30, 2000 and 1999, respectively. During the six months ended June 30, 2000 and 1999, the partnership also earned $103,772 and $110,243, respectively, in contingent rental income, $63,906 and $69,638 of which was earned during the quarters ended June 30, 2000 and 1999, respectively. Rental and earned income decreased during the quarter and six months ended June 30, 2000, as compared to the quarter and six months ended June 30, 1999, by approximately $24,600 and $49,100, respectively, as a result of the sale of the Property in Houston, Texas, in July 1999. In addition, rental and earned income decreased by approximately $21,000 during the six months ended June 30, 2000, due to the fact that the Partnership increased its allowance for doubtful accounts for past due rental amounts relating to its Properties in Mesa and Peoria, Arizona, in accordance with Partnership's policy. No such allowance was recorded during the six months ended June 30, 1999. The general partners will continue to pursue collection of past due rental amounts relating to these Properties and will recognize such amounts as income if collected.

         In addition, rental and earned income decreased during the quarter and six months ended June 30, 2000, as compared to the quarter and six months ended June 30, 1999, partially as a result of the fact that during the quarter and six months ended June 30, 2000, the tenant of the Property in Mt. Airy North Carolina defaulted under the terms of its lease and discontinued operations of the restaurant. As a result, the Partnership established an allowance for doubtful accounts of approximately $16,500 for past due rental amounts. The general partners will continue to pursue collection of rental amounts relating to this Property and will recognize such amounts as income if collected.

         In 1998, Long John Silver's, Inc. filed for bankruptcy, rejected the leases relating to three of the eight Properties and discontinued making rental payments on the three rejected leases. During 1998, the Partnership re-leased two of the Properties to new tenants, for one of which rent commenced in 1998 and for one of which rent commenced in June 1999. In addition, in May 1999, the Partnership re-leased the remaining vacant Property to a new tenant and renovated the Property into an Arby's restaurant. As a result, the decrease in rental and earned income during the quarter and six months ended June 30, 2000, as compared to the quarter and six months ended June 30, 1999, was partially offset by an increase in rental and earned income of approximately $34,900 and $86,300, respectively. In August 1999, Long John Silver's, Inc. assumed and affirmed its five remaining leases with the Partnership, and the Partnership has continued to receive rental payments relating to these five leases. Rental and earned income also increased during the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, by approximately $7,500 due to the Partnership receiving bankruptcy proceeds relating to the three Properties whose leases were rejected, as described above.

         During the six months ended June 30, 2000 and 1999, the Partnership also owned and leased two Properties indirectly through joint venture arrangements and three Properties with affiliates of the general partners as tenants-in-common. In connection therewith, during the six months ended June 30, 2000 and 1999, the Partnership earned $122,978 and $120,554, respectively, attributable to the net income earned by these joint ventures $64,750 and $60,327 of which was earned during the quarters ended June 30, 2000 and 1999, respectively.

         Operating expenses, including depreciation and amortization expense, were $425,225 and $463,308 for the six months ended June 30, 2000 and 1999, respectively, of which $184,304 and $234,316 were incurred for the quarters ended June 30, 2000 and 1999, respectively. The decrease in operating expenses during the quarter and six months ended June 30, 2000, as compared to the quarter and six months ended June 30, 1999, was partially attributable to the fact that the Partnership incurred less transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF") due to the termination of the proposed merger, as described below in
"Termination of Merger." The decrease during the quarter and six months ended June 30, 2000 was also partially attributable to a decrease in depreciation expense as a result of the sale of a Property in July 1999.

         In addition, operating expenses were higher during the quarter and six months ended June 30, 1999 due to the Partnership incurring insurance, legal fees and real estate tax expenses as a result of Long John Silver's, Inc. filing for bankruptcy and rejecting the leases relating to three Properties in June 1998, as described above. As of June 30, 1999, the Partnership had entered into new leases with new tenants for each of the Properties and in accordance with each lease agreement, the new tenant is responsible for real estate taxes, insurance and maintenance relating to each Property.

         The decrease in operating expenses during the quarter and six months ended June 30, 2000, as compared to the quarter and six months ended June 30, 1999, was partially offset by an increase in (i) administrative expenses for servicing the Partnership and its Properties and (ii) real estate tax expense due to the default by the tenant of the Property in Mt. Airy, North Carolina, as described above.

         During the quarter and six months ended June 30, 1999, the Partnership entered into a new lease for its Property in Tampa, Florida, with a Steak-n-Shake operator. In connection with the new lease, the Partnership agreed to renovate the Property; therefore, the old building located on the Property was removed. As a result, the Partnership removed the remaining undepreciated cost of the building from its accounts resulting in a loss of $352,285 for financial reporting purposes.

Termination of Merger

         On March 1, 2000, the general partners and APF mutually agreed to terminate the Agreement and Plan of Merger (the "Merger") entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

Dismissal of Legal Action

         As described in greater detail in Part II, Item 1. "Legal Proceedings," in 1999, two groups of limited partners in several CNL Income Funds filed purported class action suits against the general partners and APF alleging, among other things, that the general partners had breached their fiduciary duties in connection with the proposed Merger. These actions were later consolidated into one action. On April 25, 2000, the judge in the consolidated action issued an order dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.



                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings.

                  On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed merger. The plaintiffs sought unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, included allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and sought additional equitable relief. As amended, the caption of the case was Jon Hale, Mary J. Hewitt, Charles
                  A. Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

                  On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case No. CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed merger. The plaintiff sought unspecified damages and equitable relief.

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

                       27   Financial Data schedule (Filed herewith.)

                       (b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of August, 2000.


                           By:  CNL INCOME FUND XIII, LTD.
                                General Partner


                                By:/s/ James M. Seneff, Jr.
                                   -----------------------------------
                                   JAMES M. SENEFF, JR.
                                   Chief Executive Officer
                                   (Principal Executive Officer)


                                By:/s/ Robert A. Bourne
                                   -----------------------------------
                                   ROBERT A. BOURNE
                                   President and Treasurer
                                   (Principal Financial and
                                      Accounting Officer)