Form 10-Q
period 2000-09-30
CNL INCOME FUND XIII LTD
filed 2000-11-13
CIK 893562

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended                     September 30, 2000
                                          --------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ____________________ to ____________________


                             Commission file number
                                     0-23968
                     ---------------------------------------


                           CNL Income Fund XIII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                  59-3143094
------------------------------------------------------      --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


450 South Orange Avenue
Orlando, Florida                                                32801-3336
------------------------------------------------------      --------------------
      (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                         (407) 540-2000
                                                            --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________



                                                     CONTENTS




Part I                                                                                 Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                              1

                  Condensed Statements of Income                                        2

                  Condensed Statements of Partners' Capital                             3

                  Condensed Statements of Cash Flows                                    4

                  Notes to Condensed Financial Statements                               5

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   6-9

   Item 3.   Quantitative and Qualitative Disclosures About Market
                  Risk                                                                  9

Part II

   Other Information                                                                    10-11


                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                            September 30,            December 31,
                                                                                 2000                    1999
                                                                          -------------------     -------------------
                               ASSETS

   Land and  buildings on operating  leases,  less  accumulated depreciation of $2,652,884  and  $2,383,986,  respectively,
       and  allowance  for  loss on building of $297,885 in 1999                $ 21,253,974            $ 22,162,826
   Net investment in direct financing leases                                       7,477,125               7,042,118
   Investment in joint ventures                                                    2,431,565               2,445,549
   Cash and cash equivalents                                                         742,421                 945,802
   Receivables, less allowance for doubtful
       accounts of $54,479 in 2000                                                    65,575                 135,432
   Prepaid expenses                                                                   30,378                  15,963
   Lease costs, less accumulated
       amortization of $3,142 and $1,789, respectively                                32,608                  33,961
   Accrued rental income                                                           1,689,388               1,555,610
                                                                          -------------------     -------------------

                                                                                $ 33,723,034            $ 34,337,261
                                                                          ===================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                             $     33,953            $    144,227
   Accrued construction costs                                                             --                 194,743
   Accrued and escrowed real estate taxes payable                                     15,152                   2,176
   Distributions payable                                                             850,002                 850,002
   Due to related parties                                                            116,392                  69,234
   Rents paid in advance and deposits                                                 38,343                  46,319
                                                                          -------------------     -------------------
       Total liabilities                                                           1,053,842               1,306,701

   Partners' capital                                                              32,669,192              33,030,560
                                                                          -------------------     -------------------

                                                                                $ 33,723,034            $ 34,337,261
                                                                          ===================     ===================


            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                  Quarter Ended                   Nine Months Ended
                                                                  September 30,                     September 30,
                                                              2000             1999             2000              1999
                                                           ------------     ------------     ------------     -------------
Revenues:
    Rental income from operating leases                      $ 581,533        $ 587,142       $1,765,409       $ 1,783,785
    Earned income from direct financing leases                 225,200          209,450          624,473           599,396
    Contingent rental income                                    58,077           65,207          161,849           175,450
    Interest and other income                                   19,743           14,860           49,602            27,853
                                                           ------------     ------------     ------------     -------------
                                                               884,553          876,659        2,601,333         2,586,484
                                                           ------------     ------------     ------------     -------------

Expenses:
    General operating and administrative                        49,099           31,750          144,896           106,324
    Professional services                                       12,856           13,223           33,254            34,831
    Bad debt expense                                                --               --            2,584                --
    Management fees to related party                             9,121            8,962           26,916            26,739
    Real estate taxes                                            2,430               --            7,869            13,319
    State and other taxes                                           --               --           21,730            21,476
    Depreciation and amortization                               97,368           96,446          288,161           297,117
    Transaction costs                                               --           60,630           70,689           174,513
                                                           ------------     ------------     ------------     -------------
                                                               170,874          211,011          596,099           674,319
                                                           ------------     ------------     ------------     -------------

Income Before Equity in Earnings of Joint
    Ventures, Gain on Sale of Land and Building and
    Loss on Demolition of Building                             713,679          665,648        2,005,234         1,912,165

Equity in Earnings of Joint Ventures                            60,426           60,592          183,404           181,146

Gain on Sale of Land and Building                                   --          176,159               --           176,159

Loss on Demolition of Building                                      --               --               --          (352,285 )
                                                           ------------     ------------     ------------     -------------

Net Income                                                   $ 774,105        $ 902,399        2,188,638       $ 1,917,185
                                                           ============     ============     ============     =============

Allocation of Net Income:
    General partners                                         $   7,741        $   8,393       $   21,886         $  20,421
    Limited partners                                           766,364          894,006        2,166,752         1,896,764
                                                           ------------     ------------     ------------     -------------

                                                             $ 774,105        $ 902,399       $2,188,638       $ 1,917,185
                                                           ============     ============     ============     =============

Net Income Per Limited Partner Unit                           $   0.19         $   0.22         $   0.54         $    0.47
                                                           ============     ============     ============     =============

Weighted Average Number of Limited Partner
    Units Outstanding                                        4,000,000        4,000,000        4,000,000         4,000,000
                                                           ============     ============     ============     =============


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                         Nine Months Ended              Year Ended
                                                                           September 30,               December 31,
                                                                                2000                       1999
                                                                      -------------------------   -----------------------
General partners:
    Beginning balance                                                             $    191,934               $   163,874
    Net income                                                                          21,886                    28,060
                                                                      -------------------------   -----------------------
                                                                                       213,820                   191,934
                                                                      -------------------------   -----------------------

Limited partners:
    Beginning balance                                                               32,838,626                33,585,529
    Net income                                                                       2,166,752                 2,653,105
    Distributions ($0.64 and $0.85 per
       limited partner unit, respectively)                                          (2,550,006 )              (3,400,008 )
                                                                      -------------------------   -----------------------
                                                                                    32,455,372                32,838,626
                                                                      -------------------------   -----------------------

Total partners' capital                                                          $  32,669,192             $  33,030,560
                                                                      =========================   =======================




           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                              2000                 1999
                                                                         ----------------     ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                 $2,434,222          $2,529,681
                                                                         ----------------     ---------------

    Cash Flows from Investing Activities:
       Additions to land and building on operating lease                         (87,597 )                --
       Payment of lease costs                                                         --             (17,875 )
       Proceeds from sale of land and building                                        --           1,059,498
                                                                         ----------------     ---------------
          Net cash provided by (used in) investing
              activities                                                         (87,597 )         1,041,623
                                                                         ----------------     ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                      (2,550,006 )        (2,550,006 )
                                                                         ----------------     ---------------
              Net cash used in financing activities                           (2,550,006 )        (2,550,006 )
                                                                         ----------------     ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                            (203,381 )         1,021,298

Cash and Cash Equivalents at Beginning of Period                                 945,802             766,859
                                                                         ----------------     ---------------

Cash and Cash Equivalents at End of Period                                     $ 742,421          $1,788,157
                                                                         ================     ===============

Supplemental Schedule of Non-Cash Investing and Financing Activities:

       Construction costs incurred and unpaid at
          end of period                                                        $     --           $ 816,500
                                                                         ================     ===============

       Distributions declared and unpaid at end of
          period                                                               $ 850,002           $ 850,002
                                                                         ================     ===============



           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XIII, Ltd. (the "Partnership") for the year ended December 31, 1999.

2.       Land and Buildings on Operating Leases:

         In May 1999, the Partnership entered into a new lease for the property in Philadelphia, Pennsylvania, with a new tenant to operate the property as an Arby's restaurant. In connection therewith, the Partnership funded a total of approximately $325,900 in renovation costs, of which approximately $87,600 was incurred during the nine months ended September 30, 2000. The portion of the lease attributable to the building portion of the property is classified as a direct financing lease (see Note 3).

3.       Net Investment in Direct Financing Leases:

         In connection with the new lease for the property in Philadelphia, Pennsylvania, and in accordance with the Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the portion of the lease relating to the building portion of the property as a direct financing lease (see Note 2).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2000, the Partnership owned 46 Properties, which included interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 2000 and 1999 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,434,222 and $2,529,681 for the nine months ended September 30, 2000 and 1999, respectively. The decrease in cash from operations for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, was primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following for the nine months ended September 30, 2000.

         In May 1999, the Partnership entered into a new lease for the Property in Philadelphia, Pennsylvania with the new tenant to operate the Property as an Arby's restaurant. In connection with the new lease, the Partnership funded a total of approximately $325,900 in renovation costs, of which approximately $87,600 was incurred during the nine months ended September 30, 2000.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 2000, the Partnership had $742,421 invested in such short-term investments, as compared to $945,802 at December 31, 1999. Cash and cash equivalents decreased during the nine months ended September 30, 2000, primarily as a result of the fact that the Partnership paid renovation costs of approximately $87,600 during the nine months ended September 30, 2000, as described above. The funds remaining at September 30, 2000, will be used to pay distributions and other liabilities.

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

         Total liabilities of the Partnership, including distributions payable, decreased to $1,053,842 at September 30, 2000, from $1,306,701 at December 31, 1999. The decrease was primarily a result of the decrease in accounts payable and the fact that during the nine months ended September 30, 2000, the Partnership funded amounts previously accrued for construction costs. The decrease was partially offset by an increase in amounts due to related parties at September 30, 2000, as compared to December 31, 1999. Liabilities at
September 30, 2000, to the extent they exceed cash and cash equivalents at September 30, 2000, will be paid from future cash from operations, or in the event the general partners elect to make capital contributions or loans, from future general partner contributions or loans.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and future anticipated cash from operations, the Partnership declared distributions to the limited partners of $2,550,006 for each of the nine months ended September 30, 2000 and 1999 ($850,002 for each applicable quarter). This represents distributions of $0.64 per unit for each applicable nine months ($0.21 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2000 and 1999. No amounts distributed to the limited partners for the quarters and nine months ended September 30, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the nine months ended September 30, 1999, the Partnership owned and leased 42 wholly owned Properties (which included one Property in Houston, Texas which was sold in July 1999) and during the nine months ended September 30, 2000, the Partnership owned and leased 41 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 2000 and 1999, the Partnership earned $2,389,882 and $2,383,181, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $806,733 and $796,592 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. The increase in rental and earned income during the quarter and nine months ended September 30, 2000 was primarily attributable to an increase in rental and earned income during the quarter and nine months ended September 30, 2000 of approximately $32,700 and $119,000 as a result of the Partnership re-leasing several Properties affected by the bankruptcy of Long John Silver's Inc. that occurred during 1998. In 1998, Long John Silver's, Inc. filed for bankruptcy, rejected the leases relating to three of the eight Properties leased by it and discontinued making rental payments on the three rejected leases. During 1998, the Partnership re-leased two of the Properties to new tenants, for one of which rent commenced in 1998 and for one of which rent commenced in June 1999. In addition, in May 1999, the Partnership re-leased the remaining vacant Property to a new tenant and renovated the Property into an Arby's restaurant. In August 1999, Long John Silver's, Inc. assumed and affirmed its five remaining leases with the Partnership, and the Partnership has continued to receive rental payments relating to these five leases. Rental and earned income also increased during the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, by approximately $7,500 due to the Partnership receiving bankruptcy proceeds relating to the three Properties whose leases were rejected, as described above.

         The increase to rental and earned income during the quarter and nine months ended September 30, 2000 was partially offset by a decrease in rental and earned income of approximately $4,200 and $53,300, respectively, as a result of the sale of the Property in Houston, Texas, in July 1999.

         The increase in rental and earned income during the quarter and nine months ended September 30, 2000 was partially offset by a decrease in rental and earned income during the quarter and nine months ended September 30, 2000, due to the fact that the Partnership established an allowance for doubtful accounts for past due rental amounts relating to its Properties in Mesa and Peoria, Arizona, in accordance with Partnership's policy. No such allowance was recorded during the quarter and nine months ended September 30, 1999. The general partners will continue to pursue collection of past due rental amounts relating to these Properties and will recognize such amounts as income if collected.

         During the nine months ended September 30, 2000 and 1999, the Partnership also owned and leased two Properties indirectly through joint venture arrangements and three Properties with affiliates of the general partners as tenants-in-common. In connection therewith, during the nine months ended September 30, 2000 and 1999, the Partnership earned $183,404 and $181,146, respectively, attributable to the net income earned by these joint ventures, $60,426 and $60,592 of which was earned during the quarters ended September 30, 2000 and 1999, respectively.

         Operating expenses, including depreciation and amortization expense, were $596,099 and $674,319 for the nine months ended September 30, 2000 and 1999, respectively, of which $170,874 and $211,011 were incurred for the quarters ended September 30, 2000 and 1999, respectively. The decrease in operating expenses during the quarter and nine months ended September 30, 2000, as compared to the quarter and nine months ended September 30, 1999, was partially attributable to the fact that the Partnership incurred less transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF") due to the termination of the proposed merger, as described below in "Termination of Merger." The decrease in operating expenses during the quarter and nine months ended September 30, 2000, as compared to the quarter and nine months ended September 30, 1999, was partially offset by an increase in administrative expenses for servicing the Partnership and its Properties.

         During the nine months ended September 30, 1999, the Partnership entered into a new lease for its Property in Tampa, Florida, with a Steak-n-Shake operator. In connection with the new lease, the Partnership agreed to renovate the Property; therefore, the old building located on the Property was removed. As a result, the Partnership removed the remaining undepreciated cost of the building from its accounts resulting in a loss of $352,285 for financial reporting purposes.

         During the quarter and nine months ended September 30, 1999, the Partnership recognized a gain of $176,159 for financial reporting purposes as a result of the sale of the Property in Houston, Texas. No Properties were sold during the quarter and nine months ended September 30, 2000.

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

                4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XIII, Ltd. (Includedas Exhibit 3.2 to Registration Statement No. 33-53672-01 on Form S-11 and incorporated herein by reference.)

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

                27       Financial Data schedule (Filed herewith.)

           (b)  Reports of Form 8-K

                No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of November, 2000.


                         By: CNL INCOME FUND XIII, LTD.
                                 General Partner


                              By: /s/ James M. Seneff, Jr.
                                  ------------------------------------
                                  JAMES M. SENEFF, JR.
                                  Chief Executive Officer
                                  (Principal Executive Officer)


                              By: /s/ Robert A. Bourne
                                  ------------------------------------
                                  ROBERT A. BOURNE
                                  President and Treasurer
                                  (Principal Financial and
                                   Accounting Officer)