Form 10-K
period 2000-12-31
CNL INCOME FUND XIII LTD
filed 2001-04-02
CIK 893562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

           Securities registered pursuant to Section 12 (b)of the Act:

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totaled $35,324,831. The net offering proceeds were used to acquire 47 Properties, including ten Properties consisting of only land, two Properties owned by joint ventures in which the Partnership is a co-venturer, and one Property acquired as tenants-in-common with affiliates of the General Partners, to pay acquisition fees to an affiliate of the General Partners totaling $2,200,000, to pay miscellaneous acquisition expenses and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1996, the Partnership sold its Property in Richmond, Virginia, consisting of land only, and reinvested the proceeds in a Burger King Property located in Akron, Ohio, with an affiliate of the General Partners as tenants-in-common, in 1997. In addition, during the year ended December 31, 1997, the Partnership sold its Property in Orlando, Florida, to a third party and reinvested the net sales proceeds in a Chevy's Fresh Mex Property located in Miami, Florida, with an affiliate of the General Partners as tenants-in-common. During the year ended December 31, 1999, the Partnership sold its Jack in the Box Property in Houston, Texas. As a result of the above transactions, as of December 31, 2000, the Partnership owned 46 Properties. The 46 Properties include eight Properties consisting of land only, interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates as tenants-in-common. The lessee of the eight Properties consisting of land only, the tenant owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. The Partnership generally leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer and Properties owned as tenants-in-common with affiliates of the General Partners provide for initial terms ranging from 5 to 20 years (the average being 19 years), and expire between 2003 and 2018. All leases are generally on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $27,400 to $191,900. A majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years, the annual base rent required under the terms if the lease will increase.

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

         In addition, during 2000, the tenant of the Property in Orlando, Florida exercised its option to extend the lease for an additional five years beginning in May 2000. All other lease terms remained unchanged and are substantially the same as the Partnership's other leases as described above.

Major Tenants

         During 2000, three lessees of the Partnership, Flagstar Enterprises, Inc., Long John Silver's, Inc., and Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from two Properties owned by joint ventures and three Properties owned with an affiliate of the General Partners as tenants-in-common). As of December 31, 2000, Flagstar Enterprises, Inc. was the lessee under leases relating to 11 restaurants, Long John Silver's, Inc. was the lessee under leases relating to five restaurants, and Golden Corral Corporation was the lessee under leases relating to three restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these three lessees will each continue to contribute more than ten percent of the Partnership's total rental and earned income in 2001. In addition, four Restaurant Chains, Long John Silver's, Hardee's, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), and Burger King, each accounted for more than ten percent of the Partnership's total rental and earned income during 2000 (including the Partnership's share of rental and earned income from two Properties owned by joint ventures and three Properties owned with affiliates of the General Partners as tenants-in-common). It is anticipated that these four Restaurant chains each will continue to account for more than ten percent of the Partnership's total rental and earned income under the terms of the leases in 2001. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of APF, the parent company of CNL Fund Advisors, Inc., perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc. a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2000, the Partnership owned 46 Properties. Of the 46 Properties, 41 are owned by the Partnership in fee simple, two are owned through joint venture arrangements and three are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 19,900 to 145,400 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 2000 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation.

                 State                       Number of Properties

                 Alabama                                 3
                 Arizona                                 2
                 Arkansas                                1
                 California                              1
                 Colorado                                1
                 Florida                                10
                 Georgia                                 1
                 Indiana                                 1
                 Kansas                                  1
                 Louisiana                               1
                 Maryland                                1
                 North Carolina                          1
                 Ohio                                    4
                 Pennsylvania                            3
                 South Carolina                          2
                 Tennessee                               5
                 Texas                                   8
                                                     ------
                 TOTAL PROPERTIES                       46
                                                     ======

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the eight Checkers Properties are owned by the tenant while the land parcels are owned by the Partnership. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the building owned by the Partnership range from approximately 1,900 to 11,500 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2000, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight-line method using a depreciable life of 40 years for federal income tax purposes.

         As of December 31, 2000, the aggregate cost of the Properties owned by the Partnership and joint ventures (including the Properties owned through tenancy in common arrangements) for federal income tax purposes was $32,593,862 and $4,767,863, respectively.




The following table lists the Properties owned by the Partnership as of December 31, 2000 by Restaurant Chain.

               Restaurant Chain              Number of Properties

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

         At December 31, 2000, 1999, 1997, and 1996, the Properties were fully occupied. At December 31, 1998, the Properties were 98% occupied. The following is a schedule of the average rent per Property for the years ended December 31:

                                      2000              1999             1998              1997              1996
--------------------------------- --------------    -------------    --------------    -------------     -------------
Rental Revenues (1)                  $3,753,973      $3,727,854        $3,482,136       $3,822,053        $3,778,319
Properties (2)                               46              46                47               47                46
Average Rent Per Property              $ 81,608        $ 81,040          $ 74,088         $ 81,320          $ 82,137

 (1)     Rental income includes the Partnership's share of rental income from the  Properties  owned  through  joint  venture  arrangements  and  the
         Properties  owned  through  tenancy  in  common  arrangements.   Rental
         revenues have been adjusted,  as applicable,  for any amounts for which the Partnership has established an allowance for doubtful accounts.

 (2) Excludes Properties that were vacant at December 31, and did not generate rental revenues during the year ended December 31.

         The following is a schedule of lease expirations for leases in place as of December 31, 2000 for the next ten years and thereafter.

                                                                           Percentage of
                               Number            Annual Rental             Gross Annual
Expiration Year              of Leases              Revenues               Rental Income
--------------------      -----------------    -------------------       ------------------
                     2001                        --                  $     --                         --
                     2002                        --                        --                         --
                     2003                         1                    34,260                      0.98%
                     2004                        --                        --                         --
                     2005                         1                    34,800                      0.99%
                     2006                        --                        --                         --
                     2007                         1                    37,763                      1.08%
                     2008                         2                   347,428                      9.87%
                     2009                         2                   247,783                      7.04%
                     2010                         2                   130,099                      3.70%
                     Thereafter                  37                 2,687,971                     76.34%
                                           ---------          ----------------          -----------------
                     Total                       46              $  3,520,104                    100.00%
                                           =========          ================          =================


         Leases with Major Tenants. The terms of the leases with the Partnership's major tenants as of December 31, 2000 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Flagstar Enterprises, Inc. leases 11 Hardee's restaurants. The initial term of each lease is 20 years (expiring in 2013) and the average minimum base annual rent is approximately $58,700 (ranging from approximately $48,800 to $65,700).

         Long John Silver's, Inc. leases five Long John Silver's restaurants. The initial term for four of the leases is 20 years (expiring in 2013) and the initial term of the fifth lease, which the Partnership assumed from an unrelated, third party in connection with the acquisition of the related Property, is five years (expiring in 2005). The General Partners will seek to re-lease this Property, or to sell the Property upon the expiration of the lease. The average minimum base annual rent is approximately $73,300 (ranging from approximately $34,800 to $102,700).

         Golden Corral Corporation leases three Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2008 and 2009) and the average minimum base annual rent is approximately $177,900 (ranging from approximately $168,600 to $186,200).

Item 3. Legal Proceedings

         Neither the Partnership, nor its General Partners or any affiliate of the General Partners, nor any of their respective Properties, is party to, or subject to, any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2001, there were 3,054 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2000, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners had the right to prohibit transfers of Units. From inception through December 31, 2000, the price paid for any Unit transferred pursuant to the Plan ranged from $8.67 to $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2000 and 1999 other than pursuant to the Plan.

                                                    2000 (1)                                   1999(1)
                                      --------------------------------------      -----------------------------------
                                        High           Low         Average         High         Low         Average
                                      ----------    ----------    ----------      -------     --------     ----------
        First Quarter                    $ 8.30        $ 8.30        $ 8.30          (2)          (2)            (2)
        Second Quarter                     7.06          7.06          7.06       $ 7.70        $7.70         $ 7.70
        Third Quarter                      7.76          7.31          7.56         9.50         7.00           8.17
        Fourth Quarter                     7.00          5.75          6.80         7.69         7.26           7.48

 (1)     A total of 12,800 and 9,750 Units were transferred  other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  2000  and  1999,
         respectively.

 (2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 2000 and 1999, the Partnership declared cash distributions of $3,400,008 to the Limited Partners. Distributions of $850,002 were declared at the close of each of the Partnership's calendar quarters during 2000 and 1999 to the Limited Partners. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis. No amounts distributed to the Limited Partners for the years ended December 31, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions for an annual fee.

(b)      Not applicable.

Item 6.  Selected Financial Data

                                       2000               1999              1998               1997               1996
                                   --------------    ---------------    --------------     --------------    ---------------
Year ended December 31:

   Revenues (1)                       $3,766,477        $ 3,719,734        $3,482,210         $3,832,470         $3,795,754
   Net income (2)                      3,089,297          2,681,165         2,495,855          3,035,627          3,231,815
   Cash distributions declared         3,400,008          3,400,008         3,400,008          3,400,008          3,400,008
   Net income per Unit (2)                  0.77               0.66              0.62               0.75               0.80
   Cash distributions
      declared per Unit                     0.85               0.85              0.85               0.85               0.85

At December 31:
   Total assets                      $33,848,645        $34,337,261       $34,687,493        $35,523,590        $35,945,070
   Partners' capital                  32,719,849         33,030,560        33,749,403         34,653,556         35,017,937


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


Item7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed and to be leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 2000, the Partnership owned 46 Properties, either directly or through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,360,034, $3,312,989, and $3,277,301, for the years ended December 31, 2000,
1999, and 1998, respectively. The increase in cash from operations during 2000 and 1999, each as compared to the prior year, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the years ended December 31, 2000, 1999, and 1998:

         In November 1998, the Partnership entered into a new lease for the Property in Tampa, Florida, with a new tenant to operate the Property as a Steak-n-Shake restaurant. In connection with the new lease agreement, the Partnership agreed to renovate the Property; therefore, during the year ended 1999, the old building located on the Property was removed. As a result, the undepreciated cost of the building of $352,285 was charged to net income for financial reporting purposes. During 1999, a new building had been constructed and was operational. In connection with the new lease, the Partnership funded approximately $537,400 in construction costs for the new building. The Partnership used a portion of the net sales proceeds from the sale of the Property in Houston, Texas, to pay such costs, as described below.

         In May 1999, the Partnership entered into a new lease for the Property in Philadelphia, Pennsylvania with the new tenant to operate the Property as an Arby's restaurant. In connection therewith, the Partnership funded a total of approximately $325,900 in renovation costs, of which approximately $87,600 was incurred during the year ended December 31, 2000. The Partnership used a portion of the net sales proceeds from the sale of the Property in Houston, Texas, to pay such costs, as described below.

         In July 1999, the Partnership sold its Property in Houston, Texas to a third party for $1,073,887 and received net sales proceeds of $1,059,498, resulting in a gain of $176,159 for financial reporting purposes. The Property was originally acquired by the Partnership in August 1993 at a cost of approximately $861,300, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $198,200 in excess of its original purchase price. The Partnership used the majority of the net sales proceeds to pay for the construction and renovation costs described above and to pay Partnership liabilities. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

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

         Currently, rental income from the Partnership Properties is invested in money market accounts or other short-term highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 2000, the Partnership had $818,231 invested in such short-term investments as compared to $945,802 at December 31, 1999. The decrease in cash and cash equivalents during the year ended December 31, 2000, was primarily the result of the Partnership using a portion of sales proceeds from the sale of a Property in Houston, Texas to pay for renovation costs relating to the Property in Philadelphia, Pennsylvania. As of December 31, 2000, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately 2.12% annually. The funds remaining at December 31, 2000, will be used towards the payment of distributions and other liabilities.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on current and future anticipated cash from operations, the Partnership declared distributions to the Limited Partners of $3,400,008 for each of the years ended December 31, 2000, 1999, and 1998. This represents distributions of $0.85 per Unit for each of the years ended December 31, 2000, 1999, and 1998. No distributions were made to the General partners during the years ended December 31, 2000, 1999 and 1998. No amounts distributed to the Limited Partners for the years ended December 31, 2000, 1999, and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the general partners waived their right to receive future distributions form the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2000.

         As of December 31, 2000 and 1999, the Partnership owed $132,671 and $69,234, respectively, to related parties for such amounts as accounting and administrative services and management fees. As of March 15, 2001, the Partnership had reimbursed the affiliates $35,449 of such amounts. Other liabilities, including distributions payable, increased to $996,125 at December 31, 2000, from $1,237,467 at December 31, 1999. The decrease in other liabilities is partially attributable to the Partnership paying transaction costs that were accrued at December 31, 1999 relating to the proposed merger with APF, as described in "Termination of Merger." The decrease in other liabilities is also partially attributable to the Partnership paying construction costs relating to the Property in Philadelphia, Pennsylvania, as described above in "Capital Resources." Total liabilities at December 31, 2000, to the extent they exceed cash and cash equivalents, will be paid from anticipated future cash from operations.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During 1999 and 1998, the Partnership owned and leased 42 wholly owned Properties (including one Property in Houston, Texas, which was sold in July
1999), and during 2000, the Partnership owned and leased 41 wholly owned Properties. During 1998, 1999, and 2000, the Partnership was a co-venturer in two separate joint ventures that each owned and leased one Property. In addition, during 1998, 1999, and 2000, the Partnership owned and leased three Properties with affiliates of the General Partners as tenants-in-common. As of December 31, 2000, the Partnership owned, either directly, as tenants-in-common with affiliates or through joint venture arrangements, 46 Properties which are generally subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $27,400 to $191,900. A majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years, the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 2000, 1999, and 1998, the Partnership earned $3,186,560, $3,162,395, and $2,862,491, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from its wholly owned Properties. The increase in rental income during 2000 and 1999, each as compared to the previous year, was partially attributable to an increase in rental income as a result of the Partnership re-leasing several Properties affected by the bankruptcy of Long John Silvers, Inc. that occurred during 1998. The increase in rental and earned income during 1999, as compared to 1998, was partially offset by a decrease of approximately $149,600, due to the fact that in June 1998, Long John Silver's, Inc. filed for bankruptcy and rejected the leases relating to three of the eight Properties it leased and ceased making rental payments on the three rejected leases. In conjunction with the three rejected leases, during the year ended December 31, 1998, the Partnership reversed approximately $307,400 of accrued rental income previously recorded. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. No such amounts were reversed during 1999 or 2000. In August 1999, Long John Silver's, Inc. assumed and affirmed its five remaining leases, and the Partnership has continued receiving rental payments relating to these five leases.

         The increase in rental and earned income during 2000 and 1999, each as compared to the previous year, was partially offset by a reduction in rental and earned income as a result of the sale of the Property in Houston, Texas, as described above in "Capital Resources."

         The increase in rental and earned income during 2000, was also partially offset by the fact that the Partnership reserved approximately $51,600 of accrued rental income amounts relating to two Denny's Properties due to financial difficulties the tenant experienced. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease.

         For the years ended December 31, 2000, 1999, and 1998, the Partnership also earned $277,246, $273,136, and $326,906, respectively, in contingent rental income. Contingent rental income was higher during the year ended December 31, 1998, as compared to 1999, due to the fact that actual contingent rental amounts as received in 1998, relating to 1997 restaurant sales exceeded estimated contingent rental amounts accrued as receivables at December 31, 1997. Contingent rental income was also higher during 1998 as the result of the gross sales of four restaurant Properties meeting the threshold during 1998, under the terms of their leases requiring payment of contingent rental income.

         During the year ended December 31, 2000, three of the Partnership's lessees, Flagstar Enterprises, Inc., Long John Silver's, Inc., and Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from two Properties owned by joint ventures and three Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2000, Flagstar Enterprises, Inc. was the lessee under leases relating to 11 restaurants, Long John Silver's, Inc. was the lessee under leases relating to five restaurants, and Golden Corral Corporation was the lessee under leases relating to three restaurants. During 1998, Long John Silver's, Inc. filed for bankruptcy, as described above. It is anticipated that based on the minimum rental payments required by the leases, each of the lessees will continue to contribute more than ten percent of the Partnership's total rental and earned income during 2001. In addition, during the year ended December 31, 2000, four Restaurant Chains, Long John Silver's, Hardee's, Golden Corral, and Burger King, each accounted for more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from two Properties owned by joint ventures and three Properties owned with affiliates of the General Partners as tenants-in-common). It is anticipated that these four Restaurant chains each will continue to account for more than ten percent of the total rental and earned income under the terms of its leases in 2001. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $677,180, $862,443, and $688,470 for the years ended December 31, 2000,
1999, and 1998, respectively. The decrease during 2000, as compared to 1999, and the increase in operating expenses during 1999, as compared to 1998, was primarily due to the amount of transaction costs the Partnership incurred related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed and terminated merger with APF, as described below in "Termination of Merger."

         The decrease in operating expenses during 2000, as compared to 1999, was also partially attributable to the fact that during 2000, the Partnership received reimbursement from Long John Silver's, Inc. for amounts previously incurred by the Partnership as expenses.

         In addition, the decrease during 2000 was partially attributable to, and the increase during 1999, was partially offset by, a decrease in depreciation expense due to the 1999 sale of the Property in Houston, Texas, as described above.

         During 1999, the Partnership entered into a new lease for its Property in Tampa, Florida, with a Steak-n-Shake operator. In connection with the new lease, the Partnership agreed to renovate the Property; therefore, the old building located on the Property was removed. As a result, the Partnership removed the remaining undepreciated cost of the building from its accounts resulting in a loss of $352,285 for financial reporting purposes during the year ended December 31, 1999.

         In addition, as a result of the sale of the Property in Houston, Texas, during 1999, as described above in "Capital Resources," the Partnership recognized a gain of $176,159 for financial reporting purposes. No properties were sold during 2000 and 1998.

         During the year ended December 31, 1998, the Partnership recorded a provision for loss on assets in the amount of $297,885 for financial purposes relating to one of the Properties for which Long John Silver's, Inc. rejected the lease. The allowance represented the difference between the Property's carrying value at December 31, 1998 and the estimated net realizable value at December 31, 1998 for the Property. No such allowance was established during the years ended December 31, 2000 and 1999.

         The Partnership's leases as of December 31, 2000, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in based rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the partnership's result of operations.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." FAS 137 deferred the effective date of FAS 133 for one year. FAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The partnership has reviewed both statements and has determined that both FAS 133 and FAS 137 do not apply to the Partnership as of December 31, 2000.

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

Item 8.  Financial Statements and Supplementary Data



                                                   CNL INCOME FUND XIII, LTD.
                                                 (A Florida Limited Partnership)


                                                                  CONTENTS


                                                                    Page
Report of Independent Certified Public Accountants                    14
Financial Statements:
   Balance Sheets                                                     15
   Statements of Income                                               16
   Statements of Partners' Capital                                    17
   Statements of Cash Flows                                        18-19
   Notes to Financial Statements                                   20-33




               Report of Independent Certified Public Accountants


To the Partners
CNL Income Fund XIII, Ltd.



In our opinion,  the financial  statements  listed in the index  appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund XIII, Ltd. (a Florida limited partnership) at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 2, 2001



                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                                           December 31,
                                                                                2000                        1999
                                                                       -----------------------      ----------------------
                                   ASSETS

Land and buildings on operating leases, less accumulated
     depreciation and allowance
     for loss on assets                                                        $   21,157,116               $  22,162,826
Net investment in direct financing leases                                           7,449,706                   7,042,118
Investment in joint ventures                                                        2,434,759                   2,445,549
Cash and cash equivalents                                                             818,231                     945,802
Receivables, less allowance for doubtful accounts
     of $5,674 in 2000                                                                243,086                     135,432
Prepaid expenses                                                                       31,227                      15,963
Lease costs, less accumulated amortization of $3,593 and $1,789 in
     2000 and 1999, respectively                                                       32,157                      33,961
Accrued rental income, less allowance for doubtful
     accounts of $51,618 in 2000                                                    1,682,363                   1,555,610
                                                                       -----------------------      ----------------------
                                                                               $   33,848,645               $  34,337,261
                                                                       =======================      ======================


         LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                               $       38,373                $    144,227
Accrued construction costs                                                                 --                     194,743
Escrowed real estate taxes payable                                                         --                       2,176
Distributions payable                                                                 850,002                     850,002
Due to related parties                                                                132,671                      69,234
Rents paid in advance and deposits                                                    107,750                      46,319
                                                                      -------------------------    ----------------------
        Total liabilities                                                           1,128,796                   1,306,701

Partners' capital                                                                  32,719,849                  33,030,560
                                                                       -----------------------        --------------------

                                                                               $   33,848,645               $  34,337,261
                                                                       =======================      ======================

See accompanying notes to condensed financial statements.


                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                                      Year Ended December 31,
                                                                             2000              1999             1998
                                                                        ----------------  ----------------  --------------
   Revenues
       Rental income from operating leases                                 $  2,401,921       $ 2,367,931     $ 2,404,934
       Adjustments to accrued rental income                                     (51,618)               --        (307,405)
       Earned income from direct financing leases                               836,257           794,464         764,962
       Contingent rental income                                                 277,246           273,136         326,906
       Interest and other income                                                 58,327            42,045          49,321
                                                                        ----------------  ----------------  --------------
                                                                              3,522,133         3,477,576       3,238,718
                                                                        ----------------  ----------------  --------------
   Expenses:
       General operating and administrative                                     165,389           152,089         150,239
       Professional services                                                     33,202            51,773          26,869
       Management fees to related parties                                        36,142            36,152          35,257
       Real estate taxes                                                             --             7,877          13,989
       State and other taxes                                                     21,731            23,362          16,172
       Depreciation and amortization                                            385,470           399,174         422,653
       Transaction costs                                                         35,246           192,016          23,291
                                                                           ----------------  ----------------  --------------
                                                                                677,180           862,443         688,470
                                                                           ----------------  ----------------  --------------

   Income Before Equity in Earnings of Joint Ventures,  Gain on
       Sale of Assets, Loss on Removal of Building in Connection
       with Renovation and Provision for Loss on Assets                       2,844,953         2,615,133       2,550,248

   Equity in Earnings of Joint Ventures                                         244,344           242,158         243,492

   Gain on Sale of Assets                                                            --           176,159              --

   Loss on Removal of Building in Connection with Renovation                         --          (352,285)             --

   Provision for Loss on Assets                                                      --                --        (297,885)
                                                                        ----------------  ----------------  --------------

   Net Income                                                              $  3,089,297       $ 2,681,165     $ 2,495,855
                                                                        ================  ================  ==============

   Allocation of Net Income:
       General partners                                                        $     --        $   28,060       $  26,667
       Limited partners                                                       3,089,297         2,653,105       2,469,188
                                                                        ----------------  ----------------  --------------
                                                                           $  3,089,297       $ 2,681,165     $ 2,495,855

   Net Income Per Limited Partner Unit                                       $     0.77         $    0.66            0.62
                                                                        ================  ================  ==============

   Weighted Average Number of Limited Partner Units Outstanding               4,000,000         4,000,000       4,000,000
                                                                        ================  ================  ==============

See accompanying notes to condensed financial statements.



                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2000, 1999 and 1998


                                           General Partners
                                 --------------------------------------
                                                         Accumulated
                                   Contributions          Earnings
                                 -------------------  -----------------

Balance, December 31, 1997              $     1,000       $    136,207

    Distributions to limited
       partners ($0.85 per
       limited partner unit)                     --                 --
    Net income                                   --             26,667
                                 -------------------  -----------------

Balance, December 31, 1998                    1,000            162,874

    Distributions to limited
       partners ($0.85 per
       limited partner unit)                     --                 --
    Net income                                   --             28,060
                                 -------------------  -----------------

Balance, December 31, 1999                    1,000            190,934

    Distributions to limited
       partners ($0.85 per
       limited partner unit)                     --                 --
    Net income                                   --                 --
                                 -------------------  -----------------

Balance, December 31, 2000            $     1,000       $    190,934
                                 ===================  =================


                             Limited Partners
---------------------------------------------------------------------------  ---------------
                                           Accumulated        Syndication
  Contributions      Distributions         Earnings             Costs            Total
------------------  -----------------  ------------------  ----------------  ---------------

    $  40,000,000      $ (14,328,400)      $  13,509,918      $ (4,665,169)    $ 34,653,556



               --         (3,400,008)                 --                --       (3,400,008)
               --                 --           2,469,188                --        2,495,855
------------------  -----------------  ------------------  ----------------  ---------------

       40,000,000        (17,728,408)         15,979,106        (4,665,169)      33,749,403



               --         (3,400,008)                 --                --       (3,400,008)
               --                 --           2,653,105                --        2,681,165
------------------  -----------------  ------------------  ----------------  ---------------

       40,000,000        (21,128,416)         18,632,211        (4,665,169)      33,030,560



               --         (3,400,008)                 --                --       (3,400,008)
               --                 --           3,089,297                --        3,089,297
------------------  -----------------  ------------------  ----------------  ---------------


    $  40,000,000      $ (24,528,424)      $  21,721,508      $ (4,665,169)    $ 32,719,849
==================  =================  ==================  ================  ===============

See accompanying notes to condensed financial statements.



                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                         Year Ended December 31,
                                                             2000                  1999                  1998
                                                       ------------------    ------------------   --------------------

 Increase ( Decrease) in Cash and Cash Equivalents:

 Cash Flows from Operating Activities:
     Cash received from tenants                              $ 3,404,302           $ 3,342,666            $ 3,235,985
     Distributions from joint ventures                           254,957               247,710                250,270
     Cash paid for expenses                                     (329,070)             (314,517)              (245,273)
     Interest received                                            29,845                37,130                 36,319
                                                       ------------------    ------------------   --------------------
          Net cash provided by operating
               activities                                      3,360,034             3,312,989              3,277,301
                                                       ------------------    ------------------   --------------------

 Cash Flows from Investing Activities:
     Proceeds from sale of assets                                     --             1,059,498                     --
     Additions to land and buildings                             (87,597)             (238,257)                    --
     Investment in direct financing leases                            --              (537,404)                    --
     Investment in joint ventures                                     --                    --                   (539)
     Payment of lease costs                                           --               (17,875)               (17,875)
                                                       ------------------    ------------------   --------------------
         Net cash provided by (used in)
               investing activities                              (87,597)              265,962                (18,414)
                                                       ------------------    ------------------   --------------------

 Cash Flows from Financing Activities:
      Distributions to limited partners                       (3,400,008)           (3,400,008)            (3,400,008)
                                                       ------------------    ------------------   --------------------

         Net cash used in financing activities                (3,400,008)           (3,400,008)            (3,400,008)
                                                       ------------------    ------------------   --------------------


 Net Increase (decrease) in Cash and Cash Equivalents           (127,571)              178,943               (141,121)


 Cash and Cash Equivalents at Beginning of Year                  945,802               766,859                907,980
                                                       ------------------    ------------------   --------------------
 Cash and Cash Equivalents at End of Year                     $  818,231            $  945,802             $  766,859
                                                       ==================    ==================   ====================



 See   accompanying    notes   to   financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                       STATEMENT OF CASH FLOWS - CONTINUED

                                                                                Year Ended December 31,
                                                                  2000                 1999                 1998
                                                            -----------------    -----------------    -----------------

      Reconciliation of Net Income to Net Cash
          Provided by Operating Activities

             Net income                                         $  3,089,297         $  2,681,165         $  2,495,855
                                                            -----------------    -----------------    -----------------

              Adjustments to reconcile  net income to
                net  cash   provided   by   operating
                activities:
                    Depreciation                                     383,489              397,150              421,840
                    Amortization                                       1,981                2,024                  637
                    Equity in earnings of joint
                      ventures, net of distributions                  10,613                5,552                6,954
                    Loss on removal of building in
                      connection with renovation                          --              352,285                   --
                    Gain on sale of assets                                --             (176,159 )                 --
                    Provision for loss on assets                          --                   --              297,885
                    Increase in receivables                         (107,654 )            (10,493 )            (97,173 )
                    Decrease in net investment in
                      direct financing leases                        107,487               90,732               82,115
                    Decrease (increase) in
                      prepaid expenses                               (15,264 )             (7,510 )              1,915
                    Increase in accrued rental income
                                                                    (126,753 )           (195,625 )               (783 )
                    Increase (decrease) in
                      accounts payable                              (108,030 )            135,412                3,320
                    Increase in due to related parties
                                                                      63,437               46,705               15,738
                    Increase (decrease) in rents paid
                      in advance and deposits                         61,431               (8,249 )             48,998
                                                            -----------------    -----------------    -----------------
                         Total adjustments                           270,737              631,824              781,446
                                                            -----------------    -----------------    -----------------

      Net Cash Provided by Operating
           Activities                                           $  3,360,034         $  3,312,989         $  3,277,301
                                                            =================    =================    =================

      Supplemental Schedule of Non-Cash
           Financing Activities:

      Distributions declared and unpaid at
           December 31                                           $   850,002          $   850,002          $   850,002
                                                            =================    =================    =================
See accompanying notes to condensed financial statements






              CNL INCOME FUND XIII, LTD.
           (A Florida Limited Partnership)

            NOTES TO FINANCIAL STATEMENTS

     Years Ended December 31, 2000, 1999 and 1998


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

                  Direct financing method - The leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset) (see Note 4). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodical rate of return on the Partnership's net investment in the leases.

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

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


1.       Significant Accounting Policies - Continued:
         --------------------------------------------

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

         Investment in Joint Ventures - The Partnership accounts for its interests in Attalla Joint Venture and Salem Joint Venture, and a property in Arvada, Colorado, a property in Akron, Ohio, and a property in Miami, Florida, for which each property is held as tenants-in-common with affiliates, using the equity method since the Partnership shares control with affiliates which have the same general partners.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


1.       Significant Accounting Policies - Continued:
         --------------------------------------------

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

         Staff Accounting Bulleting No. 101 ("SAB 101") - In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the partnership's result of operations.


                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         Statement of Financial Accounting Standards No 133 ("FAS 133") and Statement of Financial Accounting Standards No. 137 ("FAS 137") - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." FAS 137 deferred the effective date of FAS 133 for one year. FAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The partnership has reviewed both statements and has determined that both FAS 133 and FAS 137 do not apply to the Partnership as of December 31, 2000.

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

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


3.       Land and Buildings on Operating Leases:
         --------------------------------------

         Land and buildings on operating leases consisted of the following at December 31:

                                                     2000                   1999
                                              --------------------   --------------------

Land                                                 $ 12,374,488           $ 12,374,488
Buildings                                              11,532,370             12,037,209
                                              --------------------   --------------------
                                                       23,906,858             24,411,697
Less accumulated depreciation                          (2,749,742)            (2,383,986)
                                              --------------------   --------------------
                                                       21,157,116             22,027,711
Construction in progress                                       --                433,000
                                              --------------------   --------------------
                                                       21,157,116             22,460,711
Less allowance for loss on assets                              --               (297,885)
                                              --------------------   --------------------

                                                     $ 21,157,116           $ 22,162,826
                                              ====================   ====================


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

         In May 1999, the Partnership entered into a new lease for the property in Philadelphia, Pennsylvania, with a new tenant to operate the property as an Arby's restaurant. In connection therewith, the Partnership funded a total of approximately $325,900 in renovation costs, of which approximately $87,600 and $238,300 were incurred during 2000 and 1999, respectively. The portion of the lease relating to the building portion of the property is classified as a direct financing lease (see Note 4).

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

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


3.       Land and Buildings on Operating Leases:
         --------------------------------------

         Generally, the leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 2000, 1999, and 1998, the Partnership recognized $126,763 (net of $51,618 in reserves), $195,625, and $783
         (net of $307,405 in reversals), respectively, of such rental income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2000:

                            2001                         $  2,246,103
                            2002                            2,252,910
                            2003                            2,273,467
                            2004                            2,368,797
                            2005                            2,384,729
                            Thereafter                     16,785,427
                                                  --------------------

                                                         $ 28,311,433
                                                  ====================

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. in addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         The following lists the components of the net investment in direct financing leases at December 31:

                                                  2000                 1999
                                            ----------------     ---------------

  Minimum lease payments receivable
                                              $  13,545,749        $  13,431,946
  Estimated residual values                       2,555,822            2,462,765
  Less unearned income                           (8,651,865)         (8,852,593)
                                            -----------------     --------------

  Net investment in direct financing
      leases                                  $   7,499,706       $   7,042,118
                                            ================      ==============



                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


4.       Net Investment in Direct Financing Leases- Continued:
         ----------------------------------------------------


         In addition, in November 1998, the Partnership entered into a new lease with a new tenant for the property in Tampa, Florida, to operate the restaurant as a Steak-n-Shake. In connection with this new lease, during 1999, the Partnership funded approximately $537,400 in construction costs for the new building. In accordance with the Statement of Financial Accounting Standards No. 13, "Accounting for Leases", the Partnership recorded the building portion of these properties as net investment in direct financing lease (see Note 3). In connection with the new lease for the property in Philadelphia, Pennsylvania, and in accordance with the Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the portion of the lease relating to the building portion of the property as a direct financing lease (see Note 3).

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2000:

                           2001                          $ 947,658
                           2002                            965,493
                           2003                            966,035
                           2004                            971,998
                           2005                            971,998
                           Thereafter                    8,722,567
                                                   ----------------

                                                       $13,545,749
                                                   ================

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

         The Partnership also owns properties in Arvada, Colorado; Akron, Ohio; and Miami, Florida; each as tenants-in-common with affiliates of the general partners. As of December 31, 2000, the Partnership owned a 66.13%, 63.09% and 47.83% interest, respectively, in the properties.



                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

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

         The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at December 31:

                                                                                   2000                   1999
                                                                       --------------------  ---------------------


                  Land and buildings on operating
                      leases, less accumulated
                      depreciation                                          $  4,009,712            $ 4,092,068
                  Net investment in direct financing lease                       351,555                356,513
                  Cash                                                            50,579                 18,620
                  Receivables                                                         --                 16,553
                  Prepaid expenses                                                   474                  1,254
                  Accrued rental income                                          318,016                256,070
                  Liabilities                                                     29,459                 17,370
                  Partners' capital                                            4,700,877              4,723,708
                  Revenues                                                       568,987                567,352
                  Net income                                                     476,978                474,195

         The Partnership recognized income totaling $244,344, $242,158, and $243,492 for the years ended December 31, 2000, 1999, and 1998, respectively, from these joint ventures and the properties held as tenants-in-common with affiliates.

6.       Allocations and Distributions:
         -----------------------------

         From inception through December 31, 1999, generally all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99 percent to the limited partners and one percent to the general partners. From inception through December 31, 1999, distributions of net cash flow were made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners was subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their invested capital contributions (the "Limited Partners' 10% Return").


                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


6.       Allocations and Distributions - Continued:
         -----------------------------------------

         From inception through December 31, 1999, generally, net sales proceeds from the sales of properties not in liquidation of the Partnership to the extent distributed, were distributed first to the limited partners in an amount sufficient to provide them with their Limited Partners' 10% Return, plus the return of their adjusted capital contributions. The general partners then received, to the extent previously
         subordinated   and  unpaid,   a  one  percent  interest  in  all  prior
         distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds were distributed 95 percent to the limited partners and five percent to the general partners.

         Any gain from a sale of a property not in liquidation of the Partnership was, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property was, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts, and thereafter, 95 percent to the limited partners and five percent to the general partners.

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

         Effective January 1, 2000, the general partners waived their rightto receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partner in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2000.

         During each of the years ended December 31, 2000, 1999, and 1998, the Partnership declared distributions to the limited partners of $3,400,008. No distributions have been made to the general partners to date.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


7.       Income Taxes:
         ------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                            2000              1999              1998
                                                                       ----------------  ----------------  ----------------

          Net income for financial reporting purposes                     $  3,089,297       $ 2,681,165       $ 2,495,855

          Depreciation for tax reporting purposes in excess of
               depreciation for financial reporting purposes                   (95,523)          (76,982)          (59,127)

          Direct financing leases recorded as operating leases for
               tax reporting purposes                                          107,487            90,732            82,115

          Capitalization (deduction) of transaction costs for tax
               reporting purposes                                             (215,307)          192,016            23,291

          Equity in earning of joint ventures for tax reporting
               purposes less than equity in earnings of joint
               ventures for financial reporting purposes                       (14,242)          (25,801)          (27,118)

          Gain on sale of property for financial reporting
               purposes deferred for tax reporting purposes                         --            36,702                --

          Loss on sale of property for financial reporting
               purposes in excess of loss for tax reporting                         --           352,285                --
               purposes

          Allowance for loss on building                                            --                --           297,885

          Allowance for doubtful accounts                                        5,674              (532)              532

          Accrued rental income                                               (126,753)         (195,625)             (783)

          Rents paid in advance                                                 61,431            (8,249)           38,165
                                                                       ----------------  ----------------  ----------------

          Net income for federal income tax purposes                      $  2,812,064       $ 3,045,711       $ 2,850,815
                                                                       ================  ================  ================



                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


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

         The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Advisor a management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Advisor shall determine. The Partnership incurred management fees of $36,142, $36,152, and $35,257 for the years ended December 31, 2000, 1999, and 1998, respectively.

         The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties, based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate Limited Partners' 10% Return plus their invested capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


8.       Related Party Transactions - Continued:
         --------------------------------------

         During the years ended December 31, 2000, 1999, and 1998, the Advisor and its affiliates provided accounting and administrative services to the Partnership on a day-to-day basis including services relating to the proposed and terminated merger. For the years ended December 31, 2000, 1999, and 1998, the expenses incurred for these services were $99,772, $121,160, and $98,719, respectively.

         The amount due to related parties at December 31, 2000 and 1999 totaled $132,671 and $69,234, respectively.

9.       Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:


                                                                     2000                1999               1998
                                                                ---------------     ---------------    ----------------
           Flagstar Enterprises, Inc.                                $ 644,467           $ 647,065           $ 649,525
           Golden Corral Corp.                                         548,540             530,686             542,900
           Long John Silver's, Inc.                                    415,012             423,498             571,066
           Jack in the Box Inc. (formerly
                Foodmaker, Inc.)                                           N/A             413,069             458,690

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

                                                                      2000                1999               1998
                                                                ---------------     ---------------    ----------------
           Hardee's                                                  $ 644,467           $ 647,065           $ 649,525
           Golden Corral Family Steakhouse Restaurants                 548,540             530,686             542,900
           Burger King                                                 454,645             465,469             497,670
           Long John Silver's                                          415,012             423,498             571,066
           Jack in the Box                                                 N/A             413,069             458,690





                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


9.       Concentration of Credit Risk-Continued:
         --------------------------------------

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant and the chain did not represent more than ten percent of the Partnership's total rental and earned income.

         Although the Partnership's properties are geographically diverse throughout the United States of America, and the Partnership's lessees operate a variety of restaurant concepts, default by any lessee or restaurant chain contributing more than ten percent of the Partnership's revenues could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

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





                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998

10.      Selected Quarterly Financial Data:
         ---------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2000 and 1999:

              2000 Quarter               First            Second            Third            Fourth             Year
         ------------------------    --------------    -------------     -------------    --------------    --------------

         Revenue (1)                      $926,862         $912,896          $944,979          $981,740       $ 3,766,477
         Net income                        685,941          728,592           774,105           900,659         3,089,297
         Net income per
             limited partner
             unit                             0.17             0.18              0.19              0.23              0.77

              1999 Quarter               First            Second            Third            Fourth             Year
         ------------------------    --------------    -------------     -------------    --------------    --------------

         Revenue (1)                      $896,995         $933,384          $937,251          $952,104       $ 3,719,734
         Net income                        668,003          346,783           902,399           763,980         2,681,165
         Net income per
             limited partner
             unit                             0.17             0.09              0.22              0.19              0.66

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

         James M. Seneff, Jr., age 54. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL American Properties Fund, Inc. ("APF"), a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999 and has served as Co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors (the "Advisor") until it merged with APF in September 1999, and in June 2000, was re-elected to those positions of the Advisor. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 53. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is Director and Vice Chairman of the Board of Directors of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with the Advisor prior to its merger with APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc. (formerly CNL Group, Inc.); Director, Vice Chairman of the Board and President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director and President of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director and President of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director and President of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 45. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of the Advisor, Mr. McWilliams served as President of APF from February 1999 until September 1999. From April 1997 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. (formerly CNL Group, Inc.) in April 1997 and served as an Executive Vice President until September 1999. In addition, Mr. McWilliams served as President of the Advisor and CNL Financial Services, Inc. from April 1997 until the acquisition of such entities by APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 42. Mr. Walker has served as President of APF since September 1999 and as Chief Operating Officer since March 1995. Mr. Walker also served as a board member of CNL Restaurant Property Services, Inc., a subsidiary of APF from December 1999 until December 2000. Previously, he served as Executive Vice President of APF from January 1996 to September 1999. Mr. Walker joined the Advisor in September 1994, as Senior Vice President responsible for Research and Development. He served as the Chief Operating Officer of the Advisor from April 1995 until September 1999 and as Executive Vice President from January 1996 until September 1999, at which time it merged with APF. Mr. Walker also served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Corp. (formerly CNL Hospitality Advisors, Inc.) from 1997 to October 1998. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a cum laude graduate of Wake Forest University with a Bachelor of Science degree in Accountancy and is a certified public accountant.

         Steven D. Shackelford, age 37. Mr. Shackelford was promoted to Executive Vice President and Chief Financial Officer of APF in July 2000. He served as Senior Vice President and Chief Financial Officer of APF since January 1997. Mr. Shackelford also served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of the Advisor from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 15, 2001, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 15, 2001, the beneficial ownership interests of the General Partners in the Registrant.

                    Title of Class                           Name of Partner                 Percent of Class
                    --------------                           ---------------                 ----------------

           General Partnership Interests                James M. Seneff, Jr.                           45%
                                                        Robert A. Bourne                               45%
                                                        CNL Realty Corporation                         10%
                                                                                                   --------
                                                                                                      100%
                                                                                                   ========

         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above.


Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2000, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2000
---------------------------------      --------------------------------------      ------------------------------

Reimbursement  to affiliates for       Operating  expenses are reimbursed at       Accounting and
operating expenses                     the  lower of cost or 90  percent  of       administrative services:
                                       the   prevailing    rate   at   which       $99,772
                                       comparable  services  could have been
                                       obtained   in  the  same   geographic
                                       area.   Affiliates   of  the  General
                                       Partners  from  time  to  time  incur
                                       certain operating  expenses on behalf
                                       of  the  Partnership  for  which  the
                                       Partnership       reimburses      the
                                       affiliates without interest.

Annual    management    fee   to       One  percent  of  the  sum  of  gross       $36,142
affiliates                             revenues   from   Properties   wholly
                                       owned by the Partnership plus the
                                       Partnership's allocable share of
                                       gross revenues of joint ventures in
                                       which    the    Partnership    is   a
                                       co-venturer and the property owned
                                       with      an       affiliate       as
                                       tenants-in-common.   The   management
                                       fee,    which    will   not    exceed
                                       competitive fees for comparable
                                       services in the same geographic
                                       area,  may or may  not be  taken,  in
                                       whole or in part as to any  year,  in
                                       the sole discretion of affiliates of
                                       the General Partners. All or any
                                       portion of the management fee not
                                       taken as to any fiscal  year shall be
                                       deferred without interest and may be
                                       taken in such  other  fiscal  year as
                                       the affiliates shall determine.



                                                                                         Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2000
---------------------------------      --------------------------------------      ------------------------------

Deferred,    subordinated   real       A deferred,  subordinated real estate       $-0-
estate  disposition  fee payable       disposition  fee,  payable  upon sale
to affiliates                          of  one  or  more  Properties,  in an
                                       amount  equal  to the  lesser  of (i)
                                       one-half of a competitive real
                                       estate commission, or (ii) three
                                       percent  of the  sales  price of such
                                       Property or Properties. Payment of
                                       such  fee   shall  be  made  only  if
                                       affiliates of the General Partners
                                       provide a substantial amount of
                                       services in connection with the sale
                                       of a Property or Properties and
                                       shall be subordinated to certain
                                       minimum returns to the Limited
                                       Partners.  However,  if the net sales
                                       proceeds   are    reinvested   in   a
                                       replacement Property, no such real
                                       estate disposition fee will be
                                       incurred until such replacement
                                       Property   is  sold  and  the  net  sales
                                       proceeds are distributed.

General   Partners'    deferred,       A deferred,  subordinated share equal       $-0-
subordinated       share      of       to   one   percent   of   Partnership
Partnership net cash flow              distributions   of  net  cash   flow,
                                       subordinated   to   certain   minimum
                                       returns to the Limited Partners.

General   Partners'    deferred,       A deferred,  subordinated share equal       $-0-
subordinated       share      of       to  five   percent   of   Partnership
Partnership  net sales  proceeds       distributions   of  such  net   sales
from  a  sale  or  sales  not in       proceeds,   subordinated  to  certain
liquidation of the Partnership         minimum   returns   to  the   Limited
                                       Partners.



                                                                                         Amount Incurred
      Type of Compensation                                                                 For the Year
         And Recipient                         Method of Computation                  Ended December 31, 2000
---------------------------------      --------------------------------------      ------------------------------

General   Partners'   share   of       Distributions  of net sales  proceeds       $-0-
Partnership  net sales  proceeds       from   a    sale    or    sales    of
from  a   sale   or   sales   in       substantially      all     of     the
liquidation of the Partnership         Partnership's    assets    will    be
                                       distributed in the following order
                                       or  priority:  (i) first,  to pay all
                                       debts   and    liabilities   of   the
                                       Partnership    and    to    establish
                                       reserves; (ii) second, to Partners
                                       with positive capital account
                                       balances, determined after the
                                       allocation  of net income,  net loss,
                                       gain and loss,  in proportion to such
                                       balances, up to amounts sufficient
                                       to reduce such balances to zero;  and
                                       (iii) thereafter, 95% to the Limited
                                       Partners and 5% to the General
                                       Partners.





                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.   Financial Statements

                   Report of Independent Certified Public Accountants

                   Balance Sheets at December 31, 2000 and 1999

                   Statements of Income for the years ended December 31, 2000, 1999, and 1998

                   Statements of Partners' Capital for the years ended December 31, 2000, 1999, and 1998

                   Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998

                  Notes to Financial Statements

         2.   Financial Statement Schedules

                   Schedule III - Real Estate and Accumulated Depreciation at December 31, 2000

                   Notes  to  Schedule   III  -  Real  Estate  and   Accumulated
                   Depreciation at December 31, 2000

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

     (b) The Registrant filed no reports on Form 8-K during the period October 1, 2000 through December 31, 2000.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2001.


                         CNL INCOME FUND XIII, LTD.

                         By:      CNL REALTY CORPORATION
                                  General Partner

                                  /s/ Robert A. Bourne
                                  -----------------------------------
                                  ROBERT A. BOURNE, President


                         By:      ROBERT A. BOURNE
                                  General Partner

                                  /s/ Robert A. Bourne
                                  -----------------------------------
                                  ROBERT A. BOURNE


                         By:      JAMES M. SENEFF, JR.
                                  General Partner

                                  /s/ James M. Seneff, Jr.
                                  -----------------------------------
                                  JAMES M. SENEFF, JR.





         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     Signature                                 Title                                   Date



      /s/ Robert A. Bourne                     President,   Treasurer   and  Director             March 28, 2001
      ------------------------------------
      Robert A. Bourne                         (Principal  Financial  and  Accounting
                                               Officer)



      /s/ James M. Seneff, Jr.                 Chief  Executive  Officer and Director             March 28, 2001
      ------------------------------------
      James M. Seneff, Jr.                     (Principal Executive Officer)






                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2000, 1999 and 1998

                                                             Additions                            Deductions
                                                 ---------------------------------     --------------------------------
                                                                                                           Collected
                                                                                                           or Deter-
                                   Balance at       Charged to       Charged to           Deemed           mined to        Balance
                                    Beginning       Costs and           Other           Uncollec-           be Col-        at End
  Year          Description          of Year         Expenses         Accounts            tible            lectible        of Year
----------    -----------------   --------------  ---------------  ----------------    -------------     --------------  -----------

  1998        Allowance for
                  doubtful
                  accounts (a)          $    --          $    --         $     532 (b)       $   -- (c)        $    --       $   532
                                  ==============  ===============  ================    =============     ==============  ===========

  1999        Allowance for
                  doubtful
                  accounts (a)         $    532          $    --           $    -- (b)       $   -- (c)       $    532        $   --
                                  ==============  ===============  ================    =============     ==============  ===========

  2000        Allowance for
                  doubtful
                  accounts (a)           $   --          $    --        $  172,975 (b)       $   -- (c)     $  115,683      $ 57,292
                                  ==============  ===============  ================    =============     ==============  ===========


(a) Deducted from receivables and accrued rental income on the balance sheet.

(b)      Reduction of rental, earned and other income.

(c)      Amounts written off as uncollectible.


                                                                               Costs Capitalized
                                                                                  Subsequent To
                                                        Initial Cost              Acquisition
                                               --------------------------     ----------------------
                                 Encum-                       Buildings and  Improve-       Carrying
                                brances           Land         Improvements    ments        Costs
                               -----------     -----------    -----------    ----------     -------

Properties the Partnership
  has Invested in Under
  Operating Leases:

    Arby's Restaurant:
      Philadelphia, Pennsylvania (j-              274,580              -             -           -

    Burger King Restaurants:
      Cincinnati, Ohio             -             $256,901       $669,537             -           -
      Dayton, Ohio                 -              211,835        771,616             -           -
      Lafayette, Indiana           -              247,183        723,304             -           -
      Pineville, Louisiana         -              174,843        618,815             -           -

    Checkers Drive-In Restaurants:
      Houston, Texas               -              445,389              -             -           -
      Port Richey, Florida         -              380,055              -             -           -
      Pensacola, Florida           -              280,409              -             -           -
      Orlando, Florida             -              424,323              -             -           -
      Boca Raton, Florida          -              501,416              -             -           -
      Venice, Florida              -              374,675              -             -           -
      Woodstock, Georgia           -              386,638              -             -           -
      Lakeland, Florida            -              326,175              -             -           -

    Denny's Restaurants:
      Peoria, Arizona              -              460,107              -             -           -
      Mesa, Arizona                -              530,494              -       540,983           -

    Golden Corral Family
      Steakhouse Restaurants:
      Dallas, Texas                -              611,589      1,071,838             -           -
      San Antonio, Texas           -              625,527        964,122             -           -
      Panama City, Florida         -              617,016              -     1,103,437           -

    Hardee's  Restaurants:
      Ashland, Alabama             -              197,336        417,418             -           -
      Bloomingdale, Tennessee      -              160,149        424,977             -           -
      Blytheville, Arkansas        -              164,004              -             -           -
      Chapin, South Carolina       -              218,639        460,364             -           -
      Kingsport, Tennessee         -              204,516              -             -           -
      Opelika, Alabama             -              240,363        412,621             -           -
      Spartanburg, South Carolina  -              226,815        431,574             -           -

    Jack in the Box Restaurants:
      Sacramento, California       -              323,929        601,054             -           -
      Houston, Texas               -              315,842        590,708             -           -
      Arlington, Texas             -              404,752        592,173             -           -

    Lions Choice Restaurant:
      Overland Park, Kansas        -              452,691              -             -           -

    Long John Silver's Restaurants:
      Penn Hills, Pennsylvania (k) -              292,370        356,444             -           -
      Arlington, Texas             -              362,939              -             -           -
      Johnstown, Pennsylvania      -              254,412              -             -           -
      Orlando, Florida             -              299,696        139,676             -           -
      Austin, Texas                -              463,937              -             -           -

    Steak -n- Shake Restaurant:
      Tampa, Florida               -              372,748              -             -           -

    Wendy's Old Fashioned Hamburger
      Restaurant:
      Salisbury, Maryland          -              290,195        641,709             -           -
                                               -----------    -----------    ----------     -------

                                               $12,374,488    $9,887,950     $1,644,420          -
                                               ===========    ===========    ==========     =======

 Property of Joint  Venture  in Which
   the Partnership has a 50% Interest
   and  has   Invested  in  Under  an
   Operating Lease:

    Hardee's Restaurant:
      Attalla, Alabama             -             $196,274       $434,428             -           -
                                               ===========    ===========    ==========     =======

 Property  in Which  the  Partnership
   has a 66.13%  Interest as Tenants-
   In-Common   and  has  Invested  in
   Under an Operating Lease:

    Arby's Restaurant:
      Arvada, Colorado             -             $260,439       $545,126             -           -
                                               ===========    ===========    ==========     =======

 Property of Joint  Venture  in Which
   the   Partnership   has  a   27.8%
   Interest and has Invested in Under
   an Operating Lease:

    Denny's Restaurant:
      Salem, Ohio                  -             $131,762              -             -           -
                                               ===========    ===========    ==========     =======

 Property  in Which  the  Partnership
   has a 63.09%  Interest as Tenants-
   In-Common   and  has  Invested  in
   Under an Operating Lease:

    Burger King Restaurant:
      Akron, Ohio (h)              -             $355,595       $517,030             -           -
                                               ===========    ===========    ==========     =======

 Property  in Which  the  Partnership
   has a 47.83%  Interest as Tenants-
   in-Common   and  has  Invested  in
   Under an Operating Lease:

    Chevy's Fresh Mex Restaurant:
      Smithfield, North Carolina   -             $976,357       $974,016             -           -
                                               ===========    ===========    ==========     =======

Properties the Partnership has
   Invested in Under Direct
   Financing Leases

    Arby's Restaurant
      Philadelphia, Pennsylvania   -                    -       $515,075             -           -

    Denny's Restaurant
      Peoria, Arizona              -                    -              -      $613,090           -

    Hardee's Restaurants
      Blytheville, Arkansas        -                    -        450,014             -           -
      Huntingdon, Tennessee        -              100,836        427,932             -           -
      Kingsport, Tennessee         -                    -        484,785             -           -
      Parsons, Tennessee           -              101,332        409,671             -           -
      Trenton, Tennessee           -              147,232        442,640             -           -

    Jack in the Box Restaurant:
      Cleburne, Texas              -              145,890        496,797             -           -

    Lion's Choice Restaurant:
      Overland Park, Kansas        -                    -        611,694             -           -

    Long John Silver's Restaurants:
      Arlington, Texas             -                    -        449,369             -           -
      Johnstown, Pennsylvania      -                    -              -       427,552           -
      Austin, Texas                -                    -        517,109             -           -

    Quincy's Restaurant:
      Mount Airy, North Carolina   -              212,852        827,991             -           -

    Steak-n-Shake Restaurant:
      Tampa, Florida               -                    -              -       537,404           -
                                               -----------    -----------    ----------     -------


                                                 $708,142     $5,633,077     $1,578,046          -
                                               ===========    ===========    ==========     =======

Property of Joint Venture in
   Which the Partnership has a
   27.8% Interest and has Invested
   in Under Direct Financing Lease:

    Denny's Restaurant:
      Salem, Ohio                  -                    -       $371,836             -           -
                                               ===========    ===========    ==========     =======


                Gross Amount at Which                                                 Life on Which
             Carried at Close of Period (c)                                           Depreciation in
     ------------------------------------------                  Date                 Latest Income
                    Buildings and                  Accumulated  of Con-     Date      Statement is
        Land        Improvements      Total        Depreciation struction  Acquired     Computed
     ------------   ------------   ------------    ----------   -------    -------    ------------






         274,580             (f)       274,580             -     1993      07/93          (d)


        $256,901       $669,537       $926,438      $165,703     1988      07/93          (b)
         211,835        771,616        983,451       190,966     1988      07/93          (b)
         247,183        723,304        970,487       179,009     1989      07/93          (b)
         174,843        618,815        793,658       153,150     1990      07/93          (b)


         445,389              -        445,389            (g)     -        03/94          (g)
         380,055              -        380,055            (g)     -        03/94          (g)
         280,409              -        280,409            (g)     -        03/94          (g)
         424,323              -        424,323            (g)     -        03/94          (g)
         501,416              -        501,416            (g)     -        03/94          (g)
         374,675              -        374,675            (g)     -        03/94          (g)
         386,638              -        386,638            (g)     -        10/94          (g)
         326,175              -        326,175            (g)     -        04/95          (g)


         460,107             (f)       460,107             -     1994      10/93          (d)
         530,494        540,983      1,071,477       119,733     1994      12/93          (b)



         611,589      1,071,838      1,683,427       272,413     1991      05/93          (b)
         625,527        964,122      1,589,649       243,804     1993      06/93          (b)
         617,016      1,103,437      1,720,453       249,986     1994      11/93          (b)


         197,336        417,418        614,754       103,306     1992      07/93          (b)
         160,149        424,977        585,126       105,177     1992      07/93          (b)
         164,004             (f)       164,004             -     1991      07/93          (d)
         218,639        460,364        679,003       113,935     1993      07/93          (b)
         204,516             (f)       204,516             -     1992      07/93          (d)
         240,363        412,621        652,984       102,119     1992      07/93          (b)
         226,815        431,574        658,389       106,810     1993      07/93          (b)


         323,929        601,054        924,983       150,401     1992      06/93          (b)
         315,842        590,708        906,550       146,247     1993      07/93          (b)
         404,752        592,173        996,925       146,556     1993      08/93          (b)


         452,691             (f)       452,691             -     1993      12/93          (d)


         292,370        356,444        648,814        18,627     1993      07/93          (k)
         362,939             (f)       362,939             -     1993      08/93          (d)
         254,412             (f)       254,412             -     1993      08/93          (d)
         299,696        139,676        439,372        33,255     1983      11/93          (b)
         463,937             (f)       463,937             -     1993      12/93          (d)


         372,748             (f)       372,748             -     1994      12/93          (d)



         290,195        641,709        931,904       148,545     1993      01/94          (b)
     ------------   ------------   ------------    ----------

     $12,374,488    $11,532,370    $23,906,858     $2,749,742
     ============   ============   ============    ==========








        $196,274       $434,428       $630,702      $102,080     1993      11/93          (b)
     ============   ============   ============    ==========







        $260,439       $545,126       $805,565      $114,052     1994      09/94          (b)
     ============   ============   ============    ==========







        $131,762             (f)      $131,762             -     1991      03/95          (d)
     ============   ============   ============    ==========







        $355,595       $517,030       $872,625       $67,691     1970      01/97          (b)
     ============   ============   ============    ==========







        $976,357       $974,016     $1,950,373       $97,492     1995      12/97          (b)
     ============   ============   ============    ==========






               -             (f)            (f)           (d)    1993      07/93          (d)


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


              (f)            (f)            (f)           (e)    1988      11/93          (e)


               -             (f)            (f)           (d)    1993      12/93          (d)


               -             (f)            (f)           (d)    1993      08/93          (d)
               -             (f)            (f)           (d)    1993      08/93          (d)
               -             (f)            (f)           (d)    1993      12/93          (d)


              (f)            (f)            (f)           (e)    1992      07/93          (e)


               -             (f)            (f)           (d)    1994      12/93          (d)










               -             (f)            (f)           (d)    1991      03/95          (d)









                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

         NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2000

(a) Transactions in real estate and accumulated depreciation during 2000, 1999, and 1998 are summarized as follows:

                                                                                                   Accumulated
                                                                                 Cost              Depreciation
                                                                           ------------------   -------------------
         Properties the Partnership has invested in Under Operating
              Leases:

             Balance, December 31, 1997                                        $  24,485,938         $   1,697,320
             Reclassified from net investment in direct financing lease              864,929               (11,536 )
             Depreciation Expense                                                         --               421,840
                                                                           ------------------   -------------------

             Balance, December 31, 1998                                           25,350,867             2,107,624
             Disposition                                                            (935,524 )            (112,983 )
             Reclassified from net investment in direct financing lease              356,444                    --
             Reclassified to net investment in direct financing lease               (360,090 )              (7,805 )
             Depreciation expense                                                         --               397,150
                                                                           ------------------   -------------------

             Balance, December 31, 1999                                           24,411,697             2,383,986
             Reclassified to net investment in direct financing lease               (504,839 )             (17,733 )
             Depreciation expense                                                         --               383,489
                                                                           ------------------   -------------------

             Balance, December 31, 2000                                        $  23,906,858         $   2,749,742
                                                                           ==================   ===================

         Property of Joint  Venture in Which the  Partnership  has a 50%
              Interest and has Invested in Under an Operating Lease:

             Balance, December 31, 1997                                         $    630,702          $     58,638
             Depreciation expense                                                         --                14,480
                                                                           ------------------   -------------------

             Balance, December 31, 1998                                              630,702                73,118
             Depreciation expense                                                         --                14,481
                                                                           ------------------   -------------------

             Balance, December 31, 1999                                              630,702                87,599
             Depreciation expense                                                         --                14,481
                                                                           ------------------   -------------------

             Balance, December 31, 2000                                         $    630,702          $    102,080
                                                                           ==================   ===================





                       CNL INCOME FUND XIII, LTD.
                     (A Florida Limited Partnership)

           NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED
                        DEPRECIATION - CONTINUED

                            December 31, 2000

                                                                              Cost              Accumulated
                                                                                                Depreciation
                                                                         ----------------     -----------------

      Property in Which the  Partnership has a 66.13% Interest as
        Tenants-in-Common  and has Invested in Under an Operating
        Lease:
           Balance, December 31, 1997                                        $   805,565           $    59,541
           Depreciation expense                                                       --                18,171
                                                                        ----------------     -----------------
           Balance, December 31, 1998                                            805,565                77,712
           Depreciation expense                                                       --                18,170
                                                                         ----------------     -----------------
           Balance, December 31, 1999                                            805,565                95,882
           Depreciation expense                                                       --                18,170
                                                                         ----------------     -----------------

           Balance, December 31, 2000                                        $   805,565           $   114,052
                                                                         ================     =================

      Property of Joint Venture in Which the Partnership has a 27.8% Interest and has Invested in Under a Direct
        Financing Lease:

           Balance, December 31, 1997                                        $   131,762              $     --
           Depreciation expense (d)                                                   --                    --
                                                                         ----------------     -----------------
           Balance, December 31, 1998                                            131,762                    --
           Depreciation expense (d)                                                   --                    --
                                                                         ----------------     -----------------
           Balance, December 31, 1999                                            131,762                    --
           Depreciation expense (d)                                                   --                    --
                                                                         ----------------     -----------------
           Balance, December 31, 2000                                        $   131,762              $     --
                                                                         ================     =================


                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                        December 31, 2000


                                                 Cost              Accumulated
                                                                   Depreciation
                                          ----------------     -----------------


      Property   in    Which    the
         Partnership  has a  63.09%
         Interest                as
         Tenants-In-Common  and has
         Invested   in   Under   an
         Operating Lease:

            Balance, December 31, 1997        $   872,625           $     15,898
            Depreciation expense                       --                 17,323
                                          ----------------     -----------------
            Balance, December 31, 1998            872,625                 33,221
            Depreciation expense                       --                 17,235
                                          ----------------     -----------------

            Balance, December 31, 1999            872,625                 50,456
            Depreciation expense                       --                 17,235
                                          ----------------     -----------------

            Balance, December 31, 2000        $   872,625           $     67,691
                                          ================     =================


      Property   in    Which    the
         Partnership  has a  47.83%
         Interest                as
         Tenants-In-Common      has
         invested   in   Under   an
         Operating Lease:

            Balance, December 31, 1997       $  1,950,373             $       89
            Depreciation expense                       --                 32,467
                                          ----------------     -----------------
            Balance, December 31, 1998          1,950,373                 32,556
            Depreciation expense                       --                 32,466
                                          ----------------     -----------------
            Balance, December 31, 1999          1,950,373                 65,022
            Depreciation expense                       --                 32,470
                                          ----------------     -----------------
            Balance, December 31, 2000       $  1,950,373           $     97,492
                                          ================     =================


 (b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

 (c) As of December 31, 2000, the aggregate cost of the Properties owned by the Partnership and joint ventures (including the Property owned as tenants-in-common) for federal income tax purposes was $32,593,862 and $4,767,863, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

                                December 31, 2000


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

 (j) For financial reporting purposes, the undepreciated cost of the Property in Philadelphia, Pennsylvania was reduced to its estimated net realizable value due to an impairment in value. The Partnership recognized the impairment by recording an allowance for loss on assets in the amount of $297,885 at December 31, 1998. The impairment at December 31, 1998 represented the difference between the Property's carrying value and the General Partners' estimate of the net realizable value of the Property based on an anticipated sales price of this Property to an interested and unrelated third party. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 2000, excluding the allowance for loss on building. Effective May 1999, the Partnership entered into a new lease and converted the building to a new concept, resulting in the reclassification of the building portion of the lease as a direct financing lease.

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