Form 10-Q
period 2001-03-31
CNL INCOME FUND XIII LTD
filed 2001-05-14
CIK 893562

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended                  March 31, 2001
                                          --------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _________________________ to ____________________

                             Commission file number
                                     0-16850
                     ---------------------------------------


                            CNL Income Fund III, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                       59-2809460
--------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)


               450 South Orange Avenue
                  Orlando, Florida                      32801
--------------------------------------------------------------------------------
      (Address of principal executive offices)       (Zip Code)


Registrant's telephone number
(including area code)                              (407) 540-2000
                                               ---------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

                                    CONTENTS




                                                                         Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                            1

                      Condensed Statements of Income                      2

                      Condensed Statements of Partners' Capital           3

                      Condensed Statements of Cash Flows                  4

                      Notes to Condensed Financial Statements             5

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                 6-8

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                         8


Part II.

     Other Information                                                    9-10

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                              March 31,             December 31,
                                                                                 2001                   2000
                                                                          -------------------    -------------------
                              ASSETS

  Land and buildings on operating leases, less accumulated
      depreciation of $2,978,568 and $2,909,033, respectively
                                                                                $ 10,960,926           $ 11,030,461
  Net investment in direct financing leases                                        1,096,665              1,101,738
  Investment in joint ventures                                                     2,236,014              2,235,081
  Cash and cash equivalents                                                          555,121                578,746
  Receivables, less allowance for doubtful accounts
      of $1,541 in 2001                                                               13,131                  5,780
  Due from related parties                                                            13,467                 16,710
  Prepaid expenses                                                                     4,749                  4,122
  Accrued rental income, less allowance for doubtful
      accounts of $1,580 in 2001                                                     169,359                155,142
  Other assets                                                                        29,354                 29,354
                                                                          -------------------    -------------------

                                                                                $ 15,078,786           $ 15,157,134
                                                                          ===================    ===================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable                                                                $   35,203             $   20,260
  Escrowed real estate taxes payable                                                  10,734                  4,718
  Distributions payable                                                              437,500                437,500
  Due to related parties                                                             131,812                 92,553
  Rents paid in advance                                                               23,238                 32,509
                                                                          -------------------    -------------------
      Total liabilities                                                              638,487                587,540

  Minority interests                                                                 129,511                130,219

  Partners' capital                                                               14,310,788             14,439,375
                                                                          -------------------    -------------------

                                                                                $ 15,078,786           $ 15,157,134
                                                                          ===================    ===================


See accompanying notes to condensed financial statements

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                                          Quarter Ended
                                                                                            March 31,
                                                                                     2001                2000
                                                                                ---------------     ---------------
Revenues:
    Rental income from operating leases                                              $ 374,392           $ 385,159
    Earned income from direct financing leases                                          31,140              31,701
    Contingent rental income                                                            10,381              21,728
    Interest and other income                                                           10,205              18,691
                                                                                ---------------     ---------------
                                                                                       426,118             457,279
                                                                                ---------------     ---------------

Expenses:
    General operating and administrative                                                71,678              34,203
    Professional services                                                               10,307               9,308
    State and other taxes                                                               10,627              12,084
    Depreciation and amortization                                                       69,535              72,538
    Transaction costs                                                                       --              26,659
                                                                                ---------------     ---------------
                                                                                       162,147             154,792
                                                                                ---------------     ---------------

Income Before Minority Interest in Income of
Consolidated Joint Venture and Equity in Earnings
    of Unconsolidated Joint Ventures                                                   263,971             302,487

Minority Interests in Income of Consolidated
    Joint Venture                                                                       (4,279 )            (4,345 )

Equity in Earnings of Unconsolidated Joint Ventures                                     49,221              48,296
                                                                                ---------------     ---------------
                                                                                ---------------     ---------------

Net Income                                                                           $ 308,913           $ 346,438
                                                                                ===============     ===============

Allocation of Net Income:
    General partners                                                                    $   --              $   --
    Limited partners                                                                   308,913             346,438
                                                                                ---------------     ---------------

                                                                                     $ 308,913           $ 346,438
                                                                                ===============     ===============

Net Income Per Limited Partner Unit                                                   $   6.18            $   6.93
                                                                                ===============     ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                                                   50,000              50,000
                                                                                ===============     ===============

See accompanying notes to condensed financial statements


                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                             Quarter Ended           Year Ended
                                                                               March 31,            December 31,
                                                                                  2001                  2000
                                                                           -------------------    ------------------

General partners:
    Beginning balance                                                             $   371,371            $  371,371
    Net income                                                                             --                    --
                                                                           -------------------    ------------------
                                                                                      371,371               371,371
                                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                                              14,068,004            15,229,572
    Net income                                                                        308,913             1,313,432
    Distributions ($8.75 and $49.50 per
       limited partner unit, respectively)                                           (437,500 )          (2,475,000 )
                                                                           -------------------    ------------------
                                                                                   13,939,417            14,068,004
                                                                           -------------------    ------------------

Total partners' capital                                                          $ 14,310,788          $ 14,439,375
                                                                           ===================    ==================

See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    Quarter Ended
                                                                                      March 31,
                                                                               2001                2000
                                                                          ----------------     --------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                   $ 418,862          $ 389,592
                                                                          ----------------     --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                         (437,500 )         (500,000 )
       Distributions to holders of minority interests                              (4,987 )           (5,042 )
                                                                          ----------------     --------------
              Net cash used in financing activities                              (442,487 )         (505,042 )
                                                                          ----------------     --------------

Net Decrease in Cash and Cash Equivalents                                         (23,625 )         (115,450 )

Cash and Cash Equivalents at Beginning of Quarter                                 578,746          1,011,733
                                                                          ----------------     --------------

Cash and Cash Equivalents at End of Quarter                                     $ 555,121          $ 896,283
                                                                          ================     ==============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          quarter                                                               $ 437,500          $ 500,000
                                                                          ================     ==============

See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


   1.    Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund III, Ltd. (the "Partnership") for the year ended December 31, 2000.

         The Partnership accounts for its 69.07% interest in Tuscawilla Joint Venture using the consolidation method. Minority interests represents the minority joint venture partners' proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

2.   Reclassification:
     ----------------

         Certain items in the prior year's financial statements have been reclassified to conform to 2001 presentation. These reclassifications had no effect on total partners' capital or net income.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

         CNL Income Fund III, Ltd. (the "Partnership") is a Florida limited partnership that was organized on June 1, 1987 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2001, the Partnership owned 27 Properties, which included interests in three Properties owned by joint ventures in which the Partnership is a co-venturer and four Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 2001 and 2000 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $418,862 and $389,592, respectively. The increase in cash from operations for the quarter ended March 31, 2001 was primarily a result of changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2001, the Partnership had $555,121 invested in such short-term investments, as compared to $578,746 at December 31, 2000. The funds remaining at March 31, 2001 will be used to pay distributions and other liabilities of the Partnership.

Short Term Liquidity

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations the Partnership declared distributions to limited partners of $437,500 and $500,000 for the quarters ended March 31, 2001 and 2000, respectively. This represents distributions of $8.75 and $10.00 per unit for each applicable quarter. As a result of the sale of several Properties in 2000, the Partnership's total revenue was reduced and is expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses remained and are expected to remain fixed. Therefore, distributions of net cash flow were adjusted commencing during the quarter ended September 30, 2000. No distributions were made to the general partners for the quarters ended March 31, 2001 and 2000. No amounts distributed to the limited partners for the quarters ended March 31, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $638,487 at March 31, 2001 from $587,540 at December 31, 2000. The increase in liabilities at March 31, 2001 was primarily due to an increase in amounts due to related parties at March 31, 2001, as compared to December 31, 2000. Total liabilities at March 31, 2001, to the extent they exceed cash and cash equivalents at March 31, 2001, will be paid from future cash from operations and in the event the general partners elect to make additional contributions, from general partners' contributions.

Long-Term Liquidity

                  The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 2000, the Partnership and its consolidated joint venture, Tuscawilla Joint Venture, owned and leased 22 wholly owned Properties (including one Property which was sold in 2000) and during the quarter ended March 31, 2001, the Partnership and its consolidated joint venture owned and leased 21 wholly owned Properties, to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2001 and 2000, the Partnership earned $405,532 and $416,860, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. Rental and earned income decreased by approximately $9,200 during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, as a result of the sale of one Property during 2000.

         During the quarters ended March 31, 2001 and 2000, the Partnership also earned $10,381 and $21,728, respectively, in contingent rental income. The decrease in contingent rental income was primarily a result of a decrease in gross sales of certain restaurant Properties with leases requiring the payment of contingent rental income.

         For the quarters ended March 31, 2001 and 2000, the Partnership owned and leased three Properties indirectly through joint venture arrangements and four Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the quarters ended March 31, 2001 and 2000, the Partnership earned income of $49,221 and $48,296, respectively, attributable to net income recorded by these joint ventures.

         Operating expenses, including depreciation and amortization expense, were $162,147 and $154,792 for the quarters ended March 31, 2001 and 2000, respectively. The increase in operating expenses during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was primarily attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement. The increase in operating expenses during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000 was partially offset by a decrease in operating expenses due to the fact that during the quarter ended March 31, 2000, the Partnership incurred $26,659 in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter ended March 31, 2001.


Item 3.           Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings.   Inapplicable.
              -----------------

Item 2.       Changes in Securities.  Inapplicable.
              ---------------------

Item 3.       Defaults upon Senior Securities.  Inapplicable.
              -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders.  Inapplicable.
              ---------------------------------------------------

Item 5.       Other Information.  Inapplicable.
              -----------------

Item 6.       Exhibits and Reports on Form 8-K.
              --------------------------------

(a)  Exhibits

                      3.1 Certificate of Limited Partnership of CNL Income Fund III, Ltd. (Included as Exhibit 3.1 to Amendment No. 1 to the Registration Statement No. 33-15374 on Form S-11 and incorporated herein by reference.)

                      3.2 Amended and Restated Agreement and Certificate of Limited Partnership of CNL Income Fund III, Ltd. (Included as Exhibit 3.2 to Form 10-K filed with the Securities and Exchange Commission on April 5, 1993, and incorporated herein by reference.)

                      4.1 Certificate of Limited Partnership of CNL Income Fund III, Ltd. (Included as Exhibit 4.1 to Amendment No. 1 to Registration Statement No. 33-15374 on Form S-11 and incorporated herein by reference.)

                      4.2 Amended and Restated Agreement and Certificate of Limited Partnership of CNL Income Fund III, Ltd. (Included as Exhibit 3.2 to Form 10-K filed with the Securities and Exchange Commission on April 5, 1993, and incorporated herein by reference.)

                      10.1     Property Management Agreement (Included as
                               Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on April 5, 1993, and incorporated herein by reference.)

                      10.2 Assignment of Property Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as Exhibit 10.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

                      10.3 Assignment of Property Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

(b)  Reports on Form 8-K

                      No reports of Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of May, 2001.


                     CNL INCOME FUND III, LTD.

                     By:               CNL REALTY CORPORATION
                                       General Partner


                            By:          /s/ James M. Seneff, Jr.
                                         --------------------------------------
                                         JAMES M. SENEFF, JR.
                                         Chief Executive Officer
                                         (Principal Executive Officer)


                            By:          /s/ Robert A. Bourne
                                         --------------------------------------
                                         ROBERT A. BOURNE
                                         President and Treasurer
                                         (Principal Financial and
                                         Accounting Officer)