Form 10-Q
period 2001-03-31
CNL INCOME FUND XIII LTD
filed 2001-05-14
CIK 893562

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2001
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _________________________ to __________________


                             Commission file number
                                     0-23968
                     ---------------------------------------


                           CNL Income Fund XIII, Ltd.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                          59-3143094
-----------------------------------           --------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification No.)


450 South Orange Avenue
Orlando, Florida                                           32801
-----------------------------------           --------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
                                              --------------------------------


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

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                              March 31,              December 31,
                                                                                 2001                    2000
                                                                          -------------------     -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $2,846,600 and $2,749,742,
       respectively                                                             $ 21,060,258            $ 21,157,116
   Net investment in direct financing leases, less
       allowance for loss on assets                                                7,364,691               7,449,706
   Investment in joint ventures                                                    2,435,850               2,434,759
   Cash and cash equivalents                                                         930,688                 818,231
   Receivables, less allowance for doubtful
       accounts of $16,638 and $5,674, respectively                                   12,270                 243,086
   Prepaid expenses                                                                   10,086                  31,227
   Lease costs, less accumulated
       amortization of $4,045 and $3,593, respectively                                31,705                  32,157
   Accrued rental income, less allowance for doubtful
       accounts of $56,594 and $51,618, respectively                               1,727,146               1,682,363
                                                                          -------------------     -------------------

                                                                                  33,572,694              33,848,645
                                                                          ===================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                               $   95,601              $   38,373
   Escrowed real estate taxes payable                                                  8,035                      --
   Distributions payable                                                             850,002                 850,002
   Due to related parties                                                            133,205                 132,671
   Rents paid in advance and deposits                                                 82,998                 107,750
                                                                          -------------------     -------------------
       Total liabilities                                                           1,169,841               1,128,796

   Partners' capital                                                              32,402,853              32,719,849
                                                                          -------------------     -------------------

                                                                                $ 33,572,694            $ 33,848,645
                                                                          ===================     ===================




           See accompanying notes to condensed financial statements.



                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                    Quarter Ended
                                                                                      March 31,
                                                                                2001              2000
                                                                           ---------------    --------------
Revenues:
    Rental income from operating leases                                         $ 595,281         $ 610,520
    Earned income from direct financing leases                                    205,221           188,705
    Contingent rental income                                                       35,719            39,866
    Interest and other income                                                      12,221            29,543
                                                                           ---------------    --------------
                                                                                  848,442           868,634
                                                                           ---------------    --------------

Expenses:
    General operating and administrative                                          123,380            45,072
    Bad debt expense                                                                5,799             2,584
    Professional services                                                          29,859            15,817
    Management fees to related parties                                              8,742             8,772
    State and other taxes                                                          54,489            21,347
    Depreciation and amortization                                                  97,310           103,846
    Transaction costs                                                                  --            43,483
                                                                           ---------------    --------------
                                                                                  319,579           240,921
                                                                           ---------------    --------------

Income Before Equity in Earnings of Joint Ventures
    and Provision for Loss on Assets                                              528,863           627,713

Equity in Earnings of Joint Ventures                                               60,649            58,228

Provision for loss on assets                                                      (56,506 )              --
                                                                           ---------------    --------------

Net Income                                                                      $ 533,006         $ 685,941
                                                                           ===============    ==============

Allocation of Net Income:
    General partners                                                              $    --           $    --
    Limited partners                                                              533,006           685,941
                                                                           ---------------    --------------

                                                                                $ 533,006         $ 685,941
                                                                           ===============    ==============

Net Income Per Limited Partner Unit                                              $   0.13          $   0.17
                                                                           ===============    ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                                           4,000,000         4,000,000
                                                                           ===============    ==============


           See accompanying notes to condensed financial statements.


                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                             Quarter Ended           Year Ended
                                                               March 31,            December 31,
                                                                  2001                  2000
                                                           -------------------    ------------------

General partners:
    Beginning balance                                              $  191,934            $  191,934
    Net income                                                             --                    --
                                                           -------------------    ------------------
                                                                      191,934               191,934
                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                            $ 32,527,915          $ 32,838,626
    Net income                                                        533,006             3,089,297
    Distributions ($0.21 and $0.85 per
       limited partner unit, respectively)                           (850,002 )          (3,400,008 )
                                                           -------------------    ------------------
                                                                   32,210,919            32,527,915
                                                           -------------------    ------------------

Total partners' capital                                          $ 32,402,853          $ 32,719,849
                                                           ===================    ==================



           See accompanying notes to condensed financial statements.


                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                  Quarter Ended
                                                                                    March 31,
                                                                              2001              2000
                                                                         ---------------    --------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                 $ 962,459         $ 868,990
                                                                         ---------------    --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                       (850,002          (850,002 )
                                                                         ---------------    --------------
              Net cash used in financing activities                            (850,002          (850,002 )
                                                                         ---------------    --------------

Net Increase in Cash and Cash Equivalents                                       112,457            18,988

Cash and Cash Equivalents at Beginning of Quarter                               818,231           945,802
                                                                         ---------------    --------------

Cash and Cash Equivalents at End of Quarter                                   $ 930,688         $ 964,790
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

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XIII, Ltd. (the "Partnership") for the year ended December 31, 2000.

2.       Reclassification:

         Certain items in the prior year's financial statements have been reclassified to conform to 2001 presentation. These reclassifications had no effect on total partners' capital or net income.


3.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at:

                                                           March 31, 2001       December 31, 2000
                                                         -------------------   ---------------------

              Minimum lease payments receivable
                                                               $ 13,312,019           $  13,545,749
              Estimated residual values                           2,555,822               2,555,822
              Less unearned income                               (8,446,644 )            (8,651,865 )
                                                         -------------------   ---------------------
                                                                  7,421,197               7,449,706
              Less allowance for loss on
                   assets                                           (56,506 )                    --
                                                         -------------------   ---------------------

              Net investment in direct
                   financing leases                            $  7,364,691            $  7,449,706
                                                         ===================   =====================

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


3.       Net Investment in Direct Financing Leases:

         At March 31, 2001 the Partnership recorded an allowance for loss on assets of $56,506 for the Property in Mount Airy, North Carolina. The allowance represented the difference between the carrying value of the property at March 31, 2001 and the net sales proceeds received from the April 2001 sale of the property (see Note 4).

4.       Subsequent Events:

         In April 2001, the Partnership sold its Property in Mount Airy, North Carolina and received net sales proceeds of approximately $947,000 (see
         Note 3). Due to the fact that during the quarter ended March 31, 2001 the Partnership had recorded an allowance for loss on assets for this property no additional gain or loss was recognized for financial reporting purposes. In addition, in April 2001, the Partnership reinvested approximately $877,700 of the net sales proceeds it received from the sale in a property in Blue Springs, Missouri as tenants-in-common with CNL Income Fund XV, Ltd., a Florida limited partnership and affiliate of the general partners. This property was acquired from CNL BB Corp., an affiliate of the general partners, who had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs. In connection therewith, the Partnership entered into a long term, triple-net lease with terms substantially the same as its other leases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2001, the Partnership owned 46 Properties, which included interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 2001 and 2000 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $962,459 and $868,990 for the quarters ended March 31, 2001 and 2000, respectively. The increase in cash from operations for the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was primarily a result of changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts, and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2001, the Partnership had $930,688 invested in such short-term investments, as compared to $818,231 at December 31, 2000. The funds remaining at March 31, 2001, will be used to pay distributions and other liabilities of the Partnership.

         In April 2001, the partnership sold its Property in Mount Airy North Carolina and received net sales proceeds of approximately $947,000. Due to the fact that during the quarter ended March 31, 2001 the Partnership had recorded an allowance for loss on assets for this property, no additional gain or loss was recognized for financial reporting purposes. In April 2001, the Partnership reinvested approximately $877,700 of the net sales proceeds in a property in Blue Springs, Missouri as tenants in common with CNL Income Fund XV, Ltd., a Florida limited Partnership and an affiliate of the general partners.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to the limited partners of $850,002 for each of the quarters ended March 31, 2001 and 2000. This represents distributions of $0.21 per unit for each applicable quarter. No distributions were made to the general partners for the quarters ended March 31, 2001 and 2000. No amounts distributed to the limited partners for the quarters ended March 31, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The
Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $1,169,841 at March 31, 2001, from $1,128,796 at December 31, 2000, primarily as a result of an increase in accounts payable at March 31, 2001, as compared to December 31, 2000. Liabilities at March 31, 2001, to the extent they exceed cash and cash equivalents at March 31, 2001, will be paid from anticipated future cash from operations, or in the event the general partners elect to make additional capital contributions or loans, from future general partner's capital contributions or loans.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarters ended March 31, 2001 and 2000, the Partnership owned and leased 41 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2001 and 2000, the Partnership earned $800,502 and $799,225, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties.

         During the quarters ended March 31, 2001 and 2000, the Partnership also owned and leased two Properties indirectly through joint venture arrangements and three Properties with affiliates of the general partners as tenants-in-common. In connection therewith, during the quarter ended March 31, 2001 and 2000, the Partnership earned $60,649 and $58,228, respectively, attributable to the net income earned by these joint ventures.

         Operating expenses, including depreciation and amortization expense, were $319,579 and $240,921 for the quarters ended March 31, 2001 and 2000, respectively. The increase in operating expenses during the quarter ended March 31, 2001, as compared to the quarter ended March 31 2000, was partially attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement. In addition, the increase in operating expenses during the quarter ended March 31, 2001, was partially due to the Partnership incurring additional state taxes due to changes in tax laws of a state in which the Partnership conducts business.

         The increase in operating expense during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was also partially due to the fact the Partnership incurred expenses such as legal fees relating to several Properties with tenants who experienced financial difficulties.

         The increase in operating expenses during the quarter ended March 31, 2001, was partially offset by the fact that during the quarter ended March 31, 2000, the Partnership incurred $43,483 in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter ended March 31, 2001.

         At March 31, 2001, the Partnership recorded an allowance for loss on assets of $56,506 for the Property in Mount Airy, North Carolina. The allowance represented the difference between the carrying value of the property at March 31, 2001 and the net sales proceeds received in April 2001 from the sale of this Property.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings.   Inapplicable.
            ------------------

Item 2.     Changes in Securities.       Inapplicable.
            --------------------------

Item 3.     Default upon Senior Securities.   Inapplicable.
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders.   Inapplicable.
            ----------------------------------------------------

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

                  (b)      Reports of Form 8-K

                           No reports on Form 8-K were filed during the quarter ended March 31, 2001.

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