Form 10-Q
period 2001-06-30
CNL INCOME FUND XIII LTD
filed 2001-08-14
CIK 893562

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2001
   --------------------------------------------------------------------------

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


                           CNL Income Fund XIII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                   59-3143094
---------------------------------------------- ---------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


450 South Orange Avenue
Orlando, Florida                                                    32801
---------------------------------------------- ---------------------------------
      (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                          (407) 540-2000
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




Part I                                                                                 Page
                                                                                       ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                              1

                  Condensed Statements of Income                                        2

                  Condensed Statements of Partners' Capital                             3

                  Condensed Statements of Cash Flows                                    4

                  Notes to Condensed Financial Statements                               5-7

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   8-11

   Item 3.   Quantitative and Qualitative Disclosures About Market
                  Risk                                                                  11
Part II

   Other Information                                                                    12-13


                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                              June 30,              December 31,
                                                                                2001                    2000
                                                                         -------------------     --------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $2,943,458 and $2,749,742,
       respectively                                                            $ 20,963,400             $ 21,157,116
   Net investment in direct financing leases                                      6,389,930                7,449,706
   Investment in joint ventures                                                   3,337,776                2,434,759
   Cash and cash equivalents                                                        793,130                  818,231
   Receivables, less allowance for doubtful
       accounts of $5,674 in 2000                                                    64,024                  243,086
   Prepaid expenses                                                                  15,099                   31,227
   Lease costs, less accumulated
       amortization of $4,497 and $3,593, respectively                               31,253                   32,157
   Accrued rental income, less allowance for doubtful
       accounts of $51,618 in 2001 and 2000                                       1,784,634                1,682,363
                                                                         -------------------     --------------------

                                                                               $ 33,379,246             $ 33,848,645
                                                                         ===================     ====================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                              $    9,225               $   38,373
   Escrowed real estate taxes payable                                                 2,744                       --
   Distributions payable                                                            850,002                  850,002
   Due to related parties                                                           122,682                  132,671
   Rents paid in advance and deposits                                                47,000                   80,653
   Deferred rental income                                                            26,273                   27,097
                                                                         -------------------     --------------------
                                                                         -------------------     --------------------
       Total liabilities                                                          1,057,926                1,128,796

   Partners' capital                                                             32,321,320               32,719,849
                                                                         -------------------     --------------------

                                                                               $ 33,379,246             $ 33,848,645
                                                                         ===================     ====================

See accompanying notes to condensed financial statements.





                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                    Quarter Ended                    Six Months Ended
                                                                       June 30,                          June 30,
                                                                2001              2000             2001           2000
                                                            --------------     ------------    -------------  --------------
Revenues:
    Rental income from operating leases                        $  604,712        $ 573,356       $1,199,993     $ 1,183,876
    Earned income from direct financing leases                    183,641          210,568          388,862         399,273
    Contingent rental income                                       82,406           63,906          118,125         103,772
    Interest and other income                                       6,528              316           18,749          29,859
                                                            --------------     ------------    -------------  --------------
                                                                  877,287          848,146        1,725,729       1,716,780
                                                            --------------     ------------    -------------  --------------

Expenses:
    General operating and administrative                           72,785           50,725          201,964          98,381
    Professional services                                           5,757            4,581           35,616          20,398
    Management fees to related party                                9,169            9,023           17,911          17,795
    Real estate taxes                                                  --            5,439               --           5,439
    State and other taxes                                           2,588              383           57,077          21,730
    Depreciation and amortization                                  97,310           86,947          194,620         190,793
    Transaction costs                                                  --           27,206               --          70,689
                                                            --------------     ------------    -------------  --------------
                                                                  187,609          184,304          507,188         425,225
                                                            --------------     ------------    -------------  --------------

Income Before Equity in Earnings of Joint Ventures
    and Provision for Loss on Assets                              689,678          663,842        1,218,541       1,291,555

Equity in Earnings of Joint Ventures                               78,791           64,750          139,440         122,978

Provision for Loss on Assets                                           --               --          (56,506 )            --
                                                            --------------     ------------    -------------  --------------


Net Income                                                     $  768,469        $ 728,592       $1,301,475     $ 1,414,533
                                                            ==============     ============    =============  ==============

Allocation of Net Income:
    General partners                                              $    --           $   --           $   --         $    --
    Limited partners                                              768,469          728,592        1,301,475       1,414,533
                                                            --------------     ------------    -------------  --------------

                                                               $  768,469        $ 728,592       $1,301,475     $ 1,414,533
                                                            ==============     ============    =============  ==============

Net Income Per Limited Partner Unit                             $    0.19         $   0.18         $   0.33       $    0.35
                                                            ==============     ============    =============  ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                           4,000,000        4,000,000        4,000,000       4,000,000
                                                            ==============     ============    =============  ==============

See accompanying notes to condensed financial statements.




                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                          Six Months Ended           Year Ended
                                                                              June 30,              December 31,
                                                                                2001                    2000
                                                                       -----------------------    ------------------

General partners:
    Beginning balance                                                           $     191,934            $  191,934
    Net income                                                                             --                    --
                                                                       -----------------------    ------------------
                                                                                      191,934               191,934
                                                                       -----------------------    ------------------

Limited partners:
    Beginning balance                                                              32,527,915            32,838,626
    Net income                                                                      1,301,475             3,089,297
    Distributions ($0.43 and $0.85 per
       limited partner unit, respectively)                                         (1,700,004 )          (3,400,008 )
                                                                       -----------------------    ------------------
                                                                                   32,129,386            32,527,915
                                                                       -----------------------    ------------------

Total partners' capital                                                        $   32,321,320          $ 32,719,849
                                                                       =======================    ==================

See accompanying notes to condensed financial statements.




                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                  2001               2000
                                                                              --------------    ---------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                    $1,610,208         $1,620,349
                                                                              --------------    ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of assets                                                 947,000                 --
       Additions to land and building on operating lease                                 --            (87,597 )
       Investment in joint venture                                                 (882,305 )               --
                                                                              --------------    ---------------
          Net cash provided by (used in) investing
              activities:                                                            64,695            (87,597 )
                                                                              --------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                         (1,700,004 )       (1,700,004 )
                                                                              --------------    ---------------
          Net cash used in financing activities                                  (1,700,004 )       (1,700,004 )
                                                                              --------------    ---------------

Net Decrease in Cash and Cash Equivalents                                           (25,101 )         (167,252 )

Cash and Cash Equivalents at Beginning of Period                                    818,231            945,802
                                                                              --------------    ---------------

Cash and Cash Equivalents at End of Period                                        $ 793,130          $ 778,550
                                                                              ==============    ===============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          period                                                                  $ 850,002          $ 850,002
                                                                              ==============    ===============

See accompanying notes to condensed financial statements.


                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         At March 31, 2001 the Partnership recorded a provision for loss on assets of $56,506 for the Property in Mount Airy, North Carolina. The allowance represented the difference between the carrying value of the property at March 31, 2001 and the net sales proceeds received in April 2001 from the sale of the property. In April 2001, the Partnership sold this property, for which the land and building had been classified as a direct financing lease. In connection therewith, the gross investment (minimum lease payments receivable and the estimated residual value) and unearned income relating to the land and building were removed from the accounts. Due to the fact that in March 2001, the Partnership recorded a provision for loss relating to the anticipated sale of this property, no additional gain or loss was recognized for financial reporting purposes during the quarter and six months ended June 30, 2001 relating to the sale of the property.




                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


4.       Investment in Joint Ventures:
         ----------------------------

         In April 2001, the Partnership used the majority of the net sales proceeds from the sale of its property in Mount Airy, North Carolina to acquire an interest in a Golden Corral property in Blue Springs, Missouri, as tenants-in-common, with CNL Income Fund XV, Ltd., a Florida limited partnership, and an affiliate of the general partners. The Partnership and CNL Income Fund XV, Ltd., as tenants in common, acquired this interest from CNL BB Corp., an affiliate of the general partners (see Note 5). The Partnership accounts for its investment using the equity method since the Partnership shares control with an affiliate. As of June 30, 2001, the Partnership owned a 41 percent interest in this property.

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures and properties held as tenants-in-common at:

                                                                           2001                  2000
                                                                    --------------------  --------------------


                 Land and buildings on operating
                     leases, less accumulated
                     depreciation                                          $  6,109,123          $  4,009,712
                 Net investment in direct financing lease
                                                                                346,090               351,555
                 Cash                                                           107,815                50,579
                 Receivables                                                     11,112                    --
                 Prepaid expenses                                                   920                   474
                 Accrued rental income                                          347,832               318,016
                 Liabilities                                                     22,327                29,459
                 Partners' capital                                            6,900,565             4,700,877
                 Revenues                                                       338,230               568,987
                 Net income                                                     278,678               476,978


         The Partnership recognized income totaling $139,440 and $122,978 during the six months ended June 30, 2001 and 2000, respectively from these joint ventures, of which $78,791 and $64,750, was earned during the quarters ended June 30, 2001 and 2000, respectively.

5.       Related Party Transactions:
         --------------------------

         During the six months ended June 30, 2001, the Partnership and CNL Income Fund XV, Ltd. ("CNL XV"), as tenants-in-common, acquired an interest in a Golden Corral





                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


5.       Related Party Transactions - Continued:
         --------------------------------------

         property from CNL BB Corp., an affiliate of the general partners, for a purchase price of approximately $2,152,000. CNL XV is a Florida limited partnership and an affiliate of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership and CNL XV, as tenants-in-common. The purchase price paid by the Partnership and CNL XV, as tenants-in-common, represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs. In accordance with the Statement of Policy of Real Estate Programs for the North American Securities Administrators Association, Inc., all income, expenses, profits and losses generated by or associated with the property, were treated as belonging to the Partnership and CNL XV, as tenants-in-common. For the six months ended June 30, 2001, other income of the tenants-in-common includes $11,112 of such amounts.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2001, the Partnership owned 46 Properties, which included interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and four Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 2001 and 2000 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,610,208 and $1,620,349 for the six months ended June 30, 2001 and 2000, respectively. The decrease in cash from operations for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, was primarily a result of changes in the Partnership's working capital and changes in income and expenses as described in "Results of Operations" below.

         In April 2001, the partnership sold its Property in Mount Airy, North Carolina and received net sales proceeds of approximately $947,000. Due to the fact that during the quarter ended March 31, 2001 the Partnership had recorded a provision for loss on assets for this property, no additional gain or loss was recognized for financial reporting purposes during the quarter ended June 30, 2001. In April 2001, the Partnership reinvested approximately $882,300 of these sales proceeds in a Property in Blue Springs, Missouri, as tenants in common, with CNL Income Fund XV, Ltd. ("CNL XV"), a Florida limited Partnership and an affiliate of the general partners. The Partnership and CNL XV, as tenants-in-common, acquired this Property from CNL BB Corp., an affiliate of the general partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership and CNL XV, as tenants-in-common. The purchase price paid by the Partnership and CNL XV, as tenants-in-common, represented the costs incurred by the affiliate to acquire the Property, including closing costs. As of June 30, 2001, the Partnership owned a 41 percent interest in the profits and losses of the Property.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts, and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 2001, the Partnership had $793,130 invested in such short-term investments, as compared to $818,231 at December 31, 2000. The funds remaining at June 30, 2001, will be used to pay distributions and other liabilities of the Partnership.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the limited partners of $1,700,004 for each of the six months ended June 30, 2001 and 2000 ($850,002 for each applicable quarter). This represents distributions of $0.43 per unit for each of the six months ended June 30, 2001 and 2000 ($0.21 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2000 and 2001. No amounts distributed to the limited partners for the quarters and six months ended June 30, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, decreased to $1,057,926 at June 30, 2001, from $1,128,796 at December 31, 2000, primarily as a result of a decrease in accounts payable and rents paid in advance at June 30, 2001, as compared to December 31, 2000. Liabilities at June 30, 2001, to the extent they exceed cash and cash equivalents at June 30, 2001, will be paid from anticipated future cash from operations, or in the event the general partners elect to make additional capital contributions or loans, from future general partner's capital contributions or loans.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 2001 and 2000, the Partnership owned and leased 41 wholly owned Properties (which included one Property which was sold in April 2001) to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 2001 and 2000, the Partnership earned $1,588,855 and $1,583,149, respectively, in rental income from operating leases and earned income from direct financial leases, $788,353 and $783,924 of which was earned during the quarters ended June 30, 2001 and 2000, respectively. In addition, during the six months ended June 30, 2001 and 2000, the Partnership earned $118,125 and $103,772, respectively, in contingent rental income, $82,406 and $63,906 of which was earned during the quarters ended June 30, 2001 and 2000, respectively.

         Rental and earned income increased by approximately $16,500 and $37,600 during the quarter and six months ended June 30, 2001, respectively, as compared to the quarter and six months ended June 30, 2000, due to the fact that during the quarter and six months ended June 30, 2000, the Partnership established an allowance for doubtful accounts for past due rental amounts relating to three Properties whose tenants were experiencing financial difficulties. During 2000, the Partnership collected and recognized as income the past due rental amounts, for which the Partnership had previously established the allowance for doubtful accounts. No such allowance was recorded during the quarter and six months ended June 30, 2001. The increase in rental and earned income during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was partially offset by the fact that the Partnership sold its Property in Mount Airy, North Carolina in April 2001, as described in "Capital Resources." Rental and earned income are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to increase due to the fact that the Partnership reinvested the majority of net sales proceeds relating to the sale of the Property in Mount Airy, North Carolina, in a Property in Blue Springs, Missouri with an affiliate of the general partners, as tenants-in-common, as described in "Capital Resources."

         During the six months ended June 30, 2001 and 2000, the Partnership also owned and leased two Properties indirectly through joint venture arrangements and three Properties with affiliates of the general partners as tenants-in-common. In addition, during the six months ended June 30, 2001, the Partnership owned and leased one additional Property with an affiliate of the general partners, as tenants-in-common. In connection therewith, during the six months ended June 30, 2001 and 2000, the Partnership earned $139,440 and $122,978, respectively, attributable to the net income earned by these joint ventures, $78,791 and $64,750 of which was earned during the quarters ended June 30, 2001 and 2000, respectively. The increase in net income earned by joint ventures during the quarter and six months ended June 30, 2001 was primarily attributable to the fact that in April 2001, the Partnership used the majority of the net sales proceeds received from the sale of its Property in Mount Airy, North Carolina, to acquire an interest in a Property in Blue Springs, Missouri, as tenants-in-common with CNL XV, as described above in "Capital Resources."

         Operating expenses, including depreciation and amortization expense were $507,188 and $425,225 for the six months ended June 30, 2001 and 2000, respectively, $187,609 and $184,304 of which were incurred during the quarters ended June 30, 2001 and 2000, respectively. The increase in operating expenses during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was partially attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement. In addition, the increase in operating expenses during the six months ended June 30, 2001, was partially due to the Partnership incurring additional state taxes due to changes in tax laws of a state in which the Partnership conducts business.

         The increase in operating expenses during the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, was also partially due to the fact the Partnership incurred expenses such as legal fees relating to several Properties with a tenant who experienced financial difficulties. During the six months ended June 30, 2001, the tenant who was having financial difficulties assigned the leases to a new tenant, for which the Partnership approved the assignment. Therefore, the general partners do not anticipate that the Partnership will continue to incur legal fees relating to these Properties.

         The increase in operating expenses during the quarter and six months ended June 30, 2001, was partially offset by the fact that during the quarter and six months ended June 30, 2000, the Partnership incurred $27,206 and $70,689, respectively, in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter and six months ended June 30, 2001.

         During the six months ended June 30, 2001, the Partnership recorded a provision for loss on assets of $56,506 for the Property in Mount Airy, North Carolina. The allowance represented the difference between the carrying value of the property at March 31, 2001 and the net sales proceeds received in April 2001 from the sale of this Property. No such amounts were recognized during the quarter and six months ended June 30, 2000.


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

     10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Filed herewith.)

     (b)  Reports of Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 2001.




                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 13th day of August, 2001.


                    By:       CNL INCOME FUND XIII, LTD.
                              General Partner


                             By:           /s/ James M. Seneff, Jr.
                                           -------------------------------------
                                           JAMES M. SENEFF, JR.
                                           Chief Executive Officer
                                           (Principal Executive Officer)


                             By:           /s/ Robert A. Bourne
                                           -------------------------------------
                                           ROBERT A. BOURNE
                                           President and Treasurer
                                           (Principal Financial and
                                            Accounting Officer)