Form 10-Q
period 2001-09-30
CNL INCOME FUND XIII LTD
filed 2001-11-13
CIK 893562

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2001
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________________ to ____________________


                             Commission file number
                                     0-23968
                     ---------------------------------------


                           CNL Income Fund XIII, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                         59-3143094
-----------------------------------              ----------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


450 South Orange Avenue
Orlando, Florida                                           32801
-----------------------------------              ----------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
                                                 ----------------------------


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

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                           September 30,            December 31,
                                                                                2001                    2000
                                                                         -------------------     --------------------
                               ASSETS

   Land and buildings on operating leases, net                                $  20,866,542             $ 21,157,116
   Net investment in direct financing leases                                      6,358,412                7,449,706
   Investment in joint ventures                                                   3,310,802                2,434,759
   Cash and cash equivalents                                                        750,219                  818,231
   Receivables, less allowance for doubtful
       accounts of $5,674 in 2000                                                    12,185                  243,086
   Prepaid expenses                                                                  16,145                   31,227
   Lease costs, less accumulated amortization of $4,949 and
       $3,593, respectively                                                          30,801                   32,157
   Accrued rental income, less allowance for doubtful
       accounts of $51,618 in 2001 and 2000                                       1,828,573                1,682,363
                                                                         -------------------     --------------------

                                                                              $  33,173,679             $ 33,848,645
                                                                         ===================     ====================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                                        $     2,256               $   38,373
   Escrowed real estate taxes payable                                                10,679                       --
   Distributions payable                                                            850,002                  850,002
   Due to related parties                                                            42,124                  132,671
   Rents paid in advance and deposits                                                13,796                   80,653
   Deferred rental income                                                            25,860                   27,097
                                                                         -------------------     --------------------
       Total liabilities                                                            944,717                1,128,796

   Partners' capital                                                             32,228,962               32,719,849
                                                                         -------------------     --------------------

                                                                              $  33,173,679             $ 33,848,645
                                                                         ===================     ====================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                    Quarter Ended                   Nine Months Ended
                                                                    September 30,                     September 30,
                                                                2001              2000             2001           2000
                                                            --------------     ------------    -------------  --------------
Revenues:
    Rental income from operating leases                        $  599,925        $ 581,533       $1,799,918     $ 1,765,409
    Earned income from direct financing leases                    180,514          225,200          569,376         624,473
    Contingent rental income                                       45,537           58,077          163,662         161,849
    Interest and other income                                       4,627           19,743           23,376          49,602
                                                            --------------     ------------    -------------  --------------
                                                                  830,603          884,553        2,556,332       2,601,333
                                                            --------------     ------------    -------------  --------------

Expenses:
    General operating and administrative                           38,801           49,099          240,765         147,480
    Professional services                                          17,508           12,856           53,124          33,254
    Management fees to related party                                9,334            9,121           27,245          26,916
    Real estate taxes                                                  --            2,430               --           7,869
    State and other taxes                                              --               --           57,077          21,730
    Depreciation and amortization                                  97,310           97,368          291,930         288,161
    Transaction costs                                                  --               --               --          70,689
                                                            --------------     ------------    -------------  --------------
                                                                  162,953          170,874          670,141         596,099
                                                            --------------     ------------    -------------  --------------

Income Before Equity in Earnings of Joint Ventures
    and Provision for Loss on Assets                              667,650          713,679        1,886,191       2,005,234

Equity in Earnings of Joint Ventures                               89,994           60,426          229,434         183,404

Provision for Loss on Assets                                           --               --          (56,506 )            --
                                                            --------------     ------------    -------------  --------------

Net Income                                                     $  757,644        $ 774,105       $2,059,119     $ 2,188,638
                                                            ==============     ============    =============  ==============

Allocation of Net Income:
    General partners                                              $    --           $   --           $   --         $    --
    Limited partners                                              757,644          774,105        2,059,119       2,188,638
                                                            --------------     ------------    -------------  --------------

                                                               $  757,644        $ 774,105       $2,059,119     $ 2,188,638
                                                            ==============     ============    =============  ==============

Net Income Per Limited Partner Unit                             $    0.19         $   0.19         $   0.51       $    0.55
                                                            ==============     ============    =============  ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                           4,000,000        4,000,000        4,000,000       4,000,000
                                                            ==============     ============    =============  ==============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                        Nine Months Ended            Year Ended
                                                          September 30,             December 31,
                                                               2001                     2000
                                                     -------------------------    ------------------
General partners:
    Beginning balance                                             $   191,934            $  191,934
    Net income                                                             --                    --
                                                     -------------------------    ------------------
                                                                      191,934               191,934
                                                     -------------------------    ------------------

Limited partners:
    Beginning balance                                              32,527,915            32,838,626
    Net income                                                      2,059,119             3,089,297
    Distributions ($0.64 and $0.85 per
       limited partner unit, respectively)                         (2,550,006 )          (3,400,008 )
                                                     -------------------------    ------------------
                                                                   32,037,028            32,527,915
                                                     -------------------------    ------------------

Total partners' capital                                         $  32,228,962          $ 32,719,849
                                                     =========================    ==================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                  2001               2000
                                                                              --------------    ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                    $2,417,299         $2,434,222
                                                                              --------------    ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of assets                                                 947,000                 --
       Additions to land and building on operating lease                                 --            (87,597 )
       Investment in joint venture                                                 (882,305 )               --
                                                                              --------------    ---------------
          Net cash provided by (used in) investing
              activities:                                                            64,695            (87,597 )
                                                                              --------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                         (2,550,006 )       (2,550,006 )
                                                                              --------------    ---------------
          Net cash used in financing activities                                  (2,550,006 )       (2,550,006 )
                                                                              --------------    ---------------

Net Decrease in Cash and Cash Equivalents                                           (68,012 )         (203,381 )

Cash and Cash Equivalents at Beginning of Period                                    818,231            945,802
                                                                              --------------    ---------------

Cash and Cash Equivalents at End of Period                                        $ 750,219          $ 742,421
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

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Net Investment in Direct Financing Leases:

         At March 31, 2001 the Partnership recorded a provision for loss on assets of $56,506 for the Property in Mount Airy, North Carolina. The provision represented the difference between the carrying value of the property at March 31, 2001 and the net sales proceeds received in April 2001 from the sale of the property. In April 2001, the Partnership sold this property, for which the land and building had been classified as a direct financing lease. The gross investment (minimum lease payments receivable and the estimated residual value) and unearned income relating to the land and building were removed from the accounts. Due to the fact that in March 2001, the Partnership recorded a provision for loss relating to the anticipated sale of this property, no additional gain or loss was recognized for financial reporting purposes during the nine months ended September 30, 2001 relating to the sale of the property.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


4.       Investment in Joint Ventures:

         In April 2001, the Partnership used the majority of the net sales proceeds from the sale of its property in Mount Airy, North Carolina to acquire an interest in a Golden Corral property in Blue Springs, Missouri, as tenants-in-common, with CNL Income Fund XV, Ltd., a Florida limited partnership, and an affiliate of the general partners. The Partnership and CNL Income Fund XV, Ltd., as tenants in common, acquired this interest from CNL BB Corp., an affiliate of the general partners (see Note 5). The Partnership accounts for its investment using the equity method since the Partnership shares control with an affiliate. As of September 30, 2001, the Partnership owned a 41 percent interest in this property.

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures and properties held as tenants-in-common at:

                                                                       September 30,         December 31,
                                                                           2001                  2000
                                                                    --------------------  --------------------
                 Land and buildings on operating, net                      $  6,077,160          $  4,009,712
                 Net investment in direct financing lease                       346,401               351,555
                 Cash                                                            49,947                50,579
                 Receivables                                                     29,179                    --
                 Prepaid expenses                                                   306                   474
                 Accrued rental income                                          362,740               318,016
                 Liabilities                                                     26,487                29,459
                 Partners' capital                                            6,839,246             4,700,877
                 Revenues                                                       559,937               568,987
                 Net income                                                     465,168               476,978

         The Partnership recognized income totaling $229,434 and $183,404 during the nine months ended September 30, 2001 and 2000, respectively from these joint ventures, of which $89,994 and $60,426, was earned during the quarters ended September 30, 2001 and 2000, respectively.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


5.       Related Party Transactions:

         During the nine months ended September 30, 2001, the Partnership and CNL Income Fund XV, Ltd. ("CNL XV"), as tenants-in-common, acquired an interest in a Golden Corral property from CNL BB Corp., an affiliate of the general partners, for a purchase price of approximately $2,152,000. CNL XV is a Florida limited partnership and an affiliate of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership and CNL XV, as tenants-in-common. The purchase price paid by the Partnership and CNL XV, as tenants-in-common, represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2001, the Partnership owned 46 Properties, which included interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and four Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 2001 and 2000 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,417,299 and $2,434,222 for the nine months ended September 30, 2001 and 2000, respectively. The decrease in cash from operations for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was primarily a result of changes in the Partnership's working capital and changes in income and expenses as described in "Results of Operations" below.

         Other sources and uses of capital included the following during the nine months ended September 30, 2001.

         In April 2001, the partnership sold its Property in Mount Airy, North Carolina and received net sales proceeds of approximately $947,000. Due to the fact that during the quarter ended March 31, 2001 the Partnership had recorded a provision for loss on assets for this property, no additional gain or loss was recognized for financial reporting purposes during the quarter ended June 30, 2001. In April 2001, the Partnership reinvested approximately $882,300 of these sales proceeds in a Property in Blue Springs, Missouri, as tenants in common, with CNL Income Fund XV, Ltd. ("CNL XV"), a Florida limited Partnership and an affiliate of the general partners. The Partnership and CNL XV, as tenants-in-common, acquired this Property from CNL BB Corp., an affiliate of the general partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership and CNL XV, as tenants-in-common. The purchase price paid by the Partnership and CNL XV, as tenants-in-common, represented the costs incurred by the affiliate to acquire the Property, including closing costs. As of September 30, 2001, the Partnership owned a 41 percent interest in the profits and losses of the Property.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts, and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 2001, the Partnership had $750,219 invested in such short-term investments, as compared to $818,231 at December 31, 2000. The decrease in cash and cash equivalents at September 30, 2001, as compared to December 31, 2000, was partially attributable to the distributions to the limited partners, as described below. The funds remaining at September 30, 2001, will be used to pay distributions and other liabilities of the Partnership.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the limited partners of $2,550,006 for each of the nine months ended September 30, 2001 and 2000 ($850,002 for each applicable quarter). This represents distributions of $0.64 per unit for each of the nine months ended September 30, 2001 and 2000 ($0.21 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2000 and 2001. No amounts distributed to the limited partners for the quarters and nine months ended September 30, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, decreased to $944,717 at September 30, 2001, from $1,128,796 at December 31, 2000, primarily as a result of a decrease in accounts payable, amounts due to related parties and rents paid in advance at September 30, 2001, as compared to December 31, 2000. Liabilities at September 30, 2001, to the extent they exceed cash and cash equivalents at September 30, 2001, will be paid from anticipated future cash from operations, or in the event the general partners elect to make additional capital contributions or loans, from future general partner's capital contributions or loans.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the nine months ended September 30, 2001 and 2000, the Partnership owned and leased 41 wholly owned Properties (which included one Property which was sold in April 2001) to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 2001 and 2000, the Partnership earned $2,369,294 and $2,389,882, respectively, in rental income from operating leases and earned income from direct financial leases, $780,439 and $806,733 of which was earned during the quarters ended September 30, 2001 and 2000, respectively.

         The decrease in rental and earned income during the quarter and nine months ended September 30, 2001, as compared to the quarter and nine months ended September 30, 2000, was primarily due to the fact that the Partnership sold its Property in Mount Airy, North Carolina in April 2001, as described in "Capital Resources." Rental and earned income are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to increase due to the fact that the Partnership reinvested the majority of net sales proceeds relating to the sale of the Property in Mount Airy, North Carolina, in a Property in Blue Springs, Missouri with an affiliate of the general partners, as tenants-in-common, as described in "Capital Resources."

         The decrease to rental and earned income during the quarter and nine months ended September 30, 2001, was partially offset by an increase due to the fact that during the quarter and nine months ended September 30, 2000, the Partnership established an allowance for doubtful accounts for past due rental amounts relating to three Properties whose tenants were experiencing financial difficulties. The Partnership subsequently collected and recognized as income the past due rental amounts, for which the Partnership had previously established the allowance for doubtful accounts. No such allowance was recorded during the quarter and nine months ended September 30, 2001.

         During the nine months ended September 30, 2001 and 2000, the Partnership also owned and leased two Properties indirectly through joint venture arrangements and three Properties with affiliates of the general partners as tenants-in-common. In addition, during the nine months ended September 30, 2001, the Partnership owned and leased one additional Property with an affiliate of the general partners, as tenants-in-common. In connection therewith, during the nine months ended September 30, 2001 and 2000, the Partnership earned $229,434 and $183,404, respectively, attributable to the net income earned by these joint ventures, $89,994 and $60,426 of which was earned during the quarters ended September 30, 2001 and 2000, respectively. The increase in net income earned by joint ventures during the quarter and nine months ended September 30, 2001 was primarily attributable to the fact that in April 2001, the Partnership used the majority of the net sales proceeds received from the sale of its Property in Mount Airy, North Carolina, to acquire an interest in a Property in Blue Springs, Missouri, as tenants-in-common with CNL XV, as described above in "Capital Resources." The increase in net income earned by joint ventures, during the quarter and nine months ended September 30, 2001, is also partially due to an increase in contingent rental income attributable to an increase in gross sales of the restaurant Property in Miami, Florida, the lease of which requires the payment of contingent rental income. The Partnership owns approximately a 48% interest in this Property as, tenants-in-common, with Florida limited partnerships and affiliates of the general partners.

         Operating expenses, including depreciation and amortization expense were $670,141 and $596,099 for the nine months ended September 30, 2001 and 2000, respectively, $162,953 and $170,874 of which were incurred during the quarters ended September 30, 2001 and 2000, respectively.

         The increase in operating expenses during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was partially due to the fact that the Partnership incurred expenses such as legal fees relating to several Properties with a tenant who experienced financial difficulties. During the nine months ended September 30, 2001, the tenant who was having financial difficulties assigned the leases to a new tenant, for which the Partnership approved the assignment. The Partnership incurred additional legal fees due to lease amendments relating to these assignments. The general partners do not anticipate that the Partnership will continue to incur legal fees relating to these Properties. The increase in operating expenses during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was also partially attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement. In addition, the increase in operating expenses during the nine months ended September 30, 2001 was partially due to the Partnership incurring additional state taxes due to changes in tax laws of a state in which the Partnership conducts business.

         The increase in operating expenses during the nine months ended September 30, 2001 was partially offset by the fact that during the nine months ended September 30, 2000, the Partnership incurred $70,689 in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the nine months ended September 30, 2001.

         During the nine months ended September 30, 2001, the Partnership recorded a provision for loss on assets of $56,506 for the Property in Mount Airy, North Carolina. The provision represented the difference between the carrying value of the property at March 31, 2001 and the net sales proceeds received in April 2001 from the sale of this Property. No such amounts were recognized during the nine months ended September 30, 2000.


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

               10.4 Assignment of Management  Agreement  from CNL Fund Advisors,
                    Inc. to CNL APF Partners, LP. (Included as Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2001, and incorporated herein by reference.)

               (b)  Reports of Form 8-K

                    No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12th day of November, 2001.


                                            By: CNL INCOME FUND XIII, LTD.
                                                General Partner


                                                By:/s/ James M. Seneff, Jr.
                                                   ---------------------------
                                                   JAMES M. SENEFF, JR.
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


                                                By:/s/ Robert A. Bourne
                                                   ----------------------------
                                                   ROBERT A. BOURNE
                                                   President and Treasurer
                                                   (Principal Financial and
                                                    Accounting Officer)