Form 10-K
period 2001-12-31
CNL INCOME FUND XIII LTD
filed 2002-03-29
CIK 893562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totaled $35,324,831. The net offering proceeds were used to acquire 47 Properties, including ten Properties consisting of only land, two Properties owned by joint ventures in which the Partnership is a co-venturer, and one Property acquired as tenants-in-common with affiliates of the General Partners, to pay acquisition fees to an affiliate of the General Partners totaling $2,200,000, to pay miscellaneous acquisition expenses and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1996, the Partnership sold its Property in Richmond, Virginia, consisting of land only, and reinvested the proceeds in a Burger King Property located in Akron, Ohio, with an affiliate of the General Partners as tenants-in-common, in 1997. In addition, during the year ended December 31, 1997, the Partnership sold its Property in Orlando, Florida, to a third party and reinvested the net sales proceeds in a Chevy's Fresh Mex Property located in Miami, Florida, with an affiliate of the General Partners as tenants-in-common. During the year ended December 31, 1999, the Partnership sold its Jack in the Box Property in Houston, Texas. During the year ended December 31, 2001, the Partnership sold its Property in Mount Airy, North Carolina, to the tenant and reinvested the net sales proceeds in a Golden Corral Property located in Blue Springs, Missouri, with an affiliate of the General Partners as tenants-in-common. As of December 31, 2001, the Partnership owned 46 Properties. The 46 Properties include eight Properties consisting of land only, interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and four Properties owned with affiliates as tenants-in-common. Under the leases of the eight Properties consisting of land only, the tenant owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. The Partnership generally leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer and Properties owned as tenants-in-common with affiliates of the General Partners provide for initial terms ranging from 10 to 20 years (the average being 18 years), and expire between 2003 and 2018. All leases are generally on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $30,600 to $229,800. A majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years, the annual base rent required under the terms of the lease will increase.

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

         In addition, during 2001, the Partnership reinvested the majority of the net sales proceeds it received from the sale of the Property in Mount Airy, North Carolina in a Golden Corral located in Blue Springs, Missouri, as tenants-in-common with CNL Income Fund XV, Ltd., an affiliate of the General Partners and a Florida Limited Partnership, as described below in "Joint Venture and Tenancy in Common Arrangements." The lease terms for this Property are substantially the same as the Partnership's other leases, as described above.

Major Tenants

         During 2001, three lessees of the Partnership, Flagstar Enterprises, Inc., Long John Silver's, Inc., and Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from Properties owned by joint ventures and Properties owned with an affiliate of the General Partners as tenants-in-common). As of December 31, 2001, Flagstar Enterprises, Inc. was the lessee under leases relating to 11 restaurants, Long John Silver's, Inc. was the lessee under leases relating to five restaurants, and Golden Corral Corporation was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these three lessees will each continue to contribute more than ten percent of the Partnership's total rental and earned income in 2002. In addition, four Restaurant Chains, Long John Silver's, Hardee's, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), and Burger King, each accounted for more than ten percent of the Partnership's total rental and earned income during 2001 (including the Partnership's share of rental and earned income from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). It is anticipated that these four Restaurant chains each will continue to account for more than ten percent of the Partnership's total rental and earned income under the terms of the leases in 2002. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The   Partnership   has  entered  into  two  separate   joint   venture
arrangements: Attalla Joint Venture and Salem Joint Venture, with CNL Income Fund XIV, Ltd., a limited partnership organized pursuant to the laws of the state of Florida and an affiliate of the General Partners, for each joint venture to purchase and hold one Property. The joint venture arrangements provide for the Partnership and its joint venture partner to share in all costs and benefits associated with the joint ventures in accordance with their respective percentage interests in the joint ventures. The Partnership has a 50% interest in Attalla Joint Venture and a 27.8% interest in Salem Joint Venture. The Partnership and its joint venture partner are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures.

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

         In addition to the above joint venture agreements, the Partnership entered into agreements to hold an Arby's Property, as tenants-in-common, with CNL Income Fund II, Ltd.; a Burger King Property, as tenants-in-common, with CNL Income Fund XVII, Ltd.; and a Chevy's Fresh Mex Property, as tenants-in-common, with CNL Income Fund III, Ltd., CNL Income Fund VII, Ltd., and CNL Income Fund X, Ltd. In addition, in April 2001, the Partnership entered into an agreement to hold a Golden Corral Property, as tenants-in-common, with CNL Income Fund XV, Ltd. Each of the CNL Income Funds is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Properties in proportion to each co-tenant's percentage interest. The Partnership owns a 66.13%, 63.09%, 47.83% and 41% interest in these Properties, respectively. The tenancy in common agreements restrict each party's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining parties.

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

Certain Management Service

         CNL APF Partners, LP, an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, CNL APF Partners, LP (the "Advisor") is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay the Advisor an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer and the Properties held as tenants-in-common with an affiliate, but not in excess of competitive fees for comparable services.

         During 2000, CNL Fund Advisors, Inc. assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL APF Partners, LP. All of the terms and conditions of the management agreement, including the payment of fees, as described above, remain unchanged.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of APF, the parent company of the Advisor, perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc. a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2001, the Partnership owned 46 Properties. Of the 46 Properties, 40 are owned by the Partnership in fee simple, two are owned through joint venture arrangements and four are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 19,900 to 145,400 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 2001 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation.

                 State                            Number of Properties
                 -----                            --------------------

                 Alabama                                      3
                 Arizona                                      2
                 Arkansas                                     1
                 California                                   1
                 Colorado                                     1
                 Florida                                     10
                 Georgia                                      1
                 Indiana                                      1
                 Kansas                                       1
                 Louisiana                                    1
                 Maryland                                     1
                 Missouri                                     1
                 Ohio                                         4
                 Pennsylvania                                 3
                 South Carolina                               2
                 Tennessee                                    5
                 Texas                                        8
                                                          ------
                 TOTAL PROPERTIES                            46
                                                          ======

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the eight Checkers Properties are owned by the tenant while the land parcels are owned by the Partnership. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the building owned by the Partnership range from approximately 1,900 to 11,500 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2001, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight-line method using a depreciable life of 40 years for federal income tax purposes.

         As of December 31, 2001, the aggregate cost of the Properties owned by the Partnership and joint ventures (including the Properties owned through tenancy in common arrangements) for federal income tax purposes was $31,553,018 and $6,919,826, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 2001 by Restaurant Chain.

               Restaurant Chain          Number of Properties
               ----------------          --------------------

                Arby's                                2
                Burger King                           5
                Checkers                              8
                Chevy's Fresh Mex                     1
                Denny's                               3
                Golden Corral                         4
                Hardee's                             11
                Jack in the Box                       4
                Lion's Choice                         1
                Long John Silver's                    5
                Steak-N-Shake                         1
                Wendy's                               1
                                                   -----
                TOTAL PROPERTIES                     46
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

         At December 31, 2001, 2000, 1999, and 1997 the Properties were fully occupied. At December 31, 1998, the Properties were 98% occupied. The following is a schedule of the average rent per Property for the years ended December 31:

                                      2001              2000             1999              1998              1997
                                 --------------    -------------    --------------    -------------     -------------

Rental Revenues (1)(2)              $ 3,768,826      $3,753,973        $3,727,854       $3,482,136        $3,822,053
Properties (2)                               46              46                46               47                47
Average Rent Per Property            $   81,931        $ 81,608          $ 81,040         $ 74,088          $ 81,320

(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established a provision for doubtful accounts.

(2) Excludes Properties that were vacant at December 31, and did not generate rental revenues during the year ended December 31.

         The following is a schedule of lease expirations for leases in place as of December 31, 2001 for the next ten years and thereafter.

                                                             Percentage of
                           Number         Annual Rental       Gross Annual
Expiration Year          of Leases           Revenues         Rental Income
--------------------  ----------------- -------------------  -----------------

        2002                    --               $     --                   --
        2003                     2                 69,066                1.91%
        2004                    --                     --                   --
        2005                    --                     --                   --
        2006                    --                     --                   --
        2007                     1                 37,763                1.04%
        2008                     2                347,428                9.58%
        2009                     2                247,790                6.84%
        2010                     2                130,126                3.59%
        2011                     3                264,139                7.29%
        Thereafter              34              2,528,746               69.75%
                          ---------       ----------------    -----------------
        Total                   46              3,625,058              100.00%
                          =========       ================    =================


         Leases with Major Tenants. The terms of the leases with the Partnership's major tenants as of December 31, 2001 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Flagstar Enterprises, Inc. leases 11 Hardee's restaurants. The initial term of each lease is 20 years (expiring in 2013) and the average minimum base annual rent is approximately $65,800 (ranging from approximately $54,700 to $73,600).

         Long John Silver's, Inc. leases five Long John Silver's restaurants. The initial term for four of the leases is 20 years (expiring in 2013) and the initial term of the fifth lease, which the Partnership assumed from an unrelated, third party in connection with the acquisition of the related Property, is five years (expiring in 2005). The General Partners will seek to re-lease this Property, or to sell the Property upon the expiration of the lease. The average minimum base annual rent is approximately $81,600 (ranging from approximately $34,800 to $118,100).

         Golden Corral Corporation leases four Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2008 and 2015) and the average minimum base annual rent is approximately $190,900 (ranging from approximately $168,600 to $229,800).


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


                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2002, there were 3,049 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2001, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 2001, the price paid for any Unit transferred pursuant to the Plan ranged from $8.67 to $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2000 and 1999 other than pursuant to the Plan.

                                                 2001(1)                                   2000(1)
                                  ---------------------------------------     -----------------------------------
                                     High            Low         Average        High         Low         Average
                                  ----------     ----------    ----------     --------    ---------    ----------
     First Quarter                   $ 7.08         $ 6.04        $ 6.65       $ 8.30        $8.30        $ 8.30
     Second Quarter                    7.01           6.57          6.76         7.06         7.06          7.06
     Third Quarter                     7.01           7.01          7.01         7.76         7.31          7.56
     Fourth Quarter                    7.45           6.39          6.97         7.00         5.75          6.80

(1)      A total of 18,355 and 12,800 Units were transferred other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  2001  and  2000,
         respectively.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 2001 and 2000, the Partnership declared cash distributions of $3,400,008 to the Limited Partners. Distributions of $850,002 were declared at the close of each of the Partnership's calendar quarters during 2001 and 2000 to the Limited Partners. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis. No amounts distributed to the Limited Partners for the years ended December 31, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions for an annual fee.

(b)      Not applicable.


Item 6.  Selected Financial Data

                                       2001               2000              1999              1998               1997
                                   --------------    ---------------   ---------------    --------------     --------------
Year ended December 31:
   Revenues (1)                       $3,737,845        $ 3,818,095        $3,719,734        $3,789,615         $3,832,470
   Net income (2)                      2,835,821          3,089,297         2,681,165         2,495,855          3,035,627
   Cash distributions declared
                                       3,400,008          3,400,008         3,400,008         3,400,008          3,400,008
   Net income per Unit (2)                  0.71               0.77              0.66              0.62               0.75
   Cash distributions
      declared per Unit                     0.85               0.85              0.85              0.85               0.85

At December 31:
   Total assets                      $33,149,433        $33,848,645       $34,337,261       $34,687,493        $35,523,590
   Partners' capital                  32,155,662         32,719,849        33,030,560        33,749,403         34,653,556


(1)      Revenues include equity in earnings of joint ventures.

(2) Net income for the years ended December 31, 2001, 2000 and 1998 include provisions for write-down of assets of $56,506, $51,618 and $605,290, respectively. Net income for the year ended December 31, 1999, includes a loss on removal of building of $352,285 and a gain on sale of assets of $176,159. Net income for the year ended December 31, 1997, includes a loss on sale of assets of $48,538.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed and to be leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 2001, the Partnership owned 46 Properties, either directly or through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,302,832, $3,360,034 and $3,312,989, for the years ended December 31, 2001,
2000, and 1999, respectively. The decrease in cash from operations during 2001, as compared to 2000, and the increase during 2000, as compared to 1999, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the years ended December 31, 2001, 2000, and 1999:

         In November 1998, the Partnership entered into a new lease for the Property in Tampa, Florida, with a new tenant to operate the Property as a Steak-n-Shake restaurant. In connection with the new lease agreement, the Partnership agreed to renovate the Property; therefore, during the year ended 1999, the old building located on the Property was removed. During 1999, a new building was constructed and was operational. In connection with the new lease, the Partnership funded approximately $537,400 in construction costs for the new building. The Partnership used a portion of the net sales proceeds from the 1999 sale of the Property in Houston, Texas, to pay such costs, as described below.

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

         In July 1999, the Partnership sold its Property in Houston, Texas to a third party for $1,073,887 and received net sales proceeds of $1,059,498, resulting in a gain of $176,159. The Partnership used the majority of the net sales proceeds to pay for the construction and renovation costs described above and to pay Partnership liabilities. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In April 2001, the Partnership sold its Property in Mount Airy, North Carolina and received net sales proceeds of approximately $947,000. Due to the fact that during 2001 the Partnership had recorded a provision for write-down of assets for this Property, no additional gain or loss was recognized upon sale. In April 2001, the Partnership reinvested approximately $882,300 of these sales proceeds in a Property in Blue Springs, Missouri, as tenants-in-common, with CNL Income Fund XV, Ltd. ("CNL XV"), a Florida limited partnership and an affiliate of the General Partners. The Partnership and CNL XV, as tenants-in-common, acquired this Property from CNL BB Corp., an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership and CNL XV, as tenants-in-common. The purchase price paid by the Partnership and CNL XV, as tenants-in-common, represented the costs incurred by the affiliate to acquire the Property, including closing costs. As of December 31, 2001, the Partnership owned a 41 percent interest in the profits and losses of the Property.

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

         Currently, rental income from the Partnership Properties is invested in money market accounts or other short-term highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 2001, the Partnership had $785,750 invested in such short-term investments as compared to $818,231 at December 31, 2000. As of December 31, 2001, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately 3.0% annually. The funds remaining at December 31, 2001, will be used towards the payment of distributions and other liabilities.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on current and future anticipated cash from operations, the Partnership declared distributions to the Limited Partners of $3,400,008 for each of the years ended December 31, 2001, 2000, and 1999. This represents distributions of $0.85 per Unit for each of the years ended December 31, 2001, 2000, and 1999. No distributions were made to the General partners during the years ended December 31, 2001, 2000 and 1999. No amounts distributed to the Limited Partners for the years ended December 31, 2001, 2000, and 1999, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2001 and 2000.

         As of December 31, 2001 and 2000, the Partnership owed $15,534 and $132,671, respectively, to related parties for such amounts as accounting and administrative services and management fees. As of March 15, 2002, the
Partnership had reimbursed the affiliates all of such amounts. Other liabilities, including distributions payable, increased to $978,237 at December 31, 2001, from $996,125 at December 31, 2000. The decrease in other liabilities is primarily attributable to the Partnership paying transaction costs that were accrued at December 31, 2000 relating to the proposed merger with APF, as described in "Termination of Merger." Total liabilities at December 31, 2001, to the extent they exceed cash and cash equivalents, will be paid from anticipated future cash from operations.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Accounting Standard No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for using either the direct financing or the operating method. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumption regarding collectibility of lease payments could result in a change in accounting for the lease at the inception of the lease.

         The Partnership accounts for its unconsolidated joint ventures using the equity method of accounting. Under generally accepted accounting principles, the equity method of accounting is appropriate for entities that are partially owned by the Partnership, but for which operations of the investee are shared with other partners. The Partnership's joint venture agreements require the consent of all partners on all key decisions affecting the operations of the underlying Property.

         Management reviews its Properties and investments in unconsolidated entities periodically (no less than once per year) for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. Management determines whether impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the Property, with the carrying cost of the individual Property. If an impairment is indicated, the assets are adjusted to their fair value.

Results of Operations

         During  1999,  the  Partnership   owned  and  leased  42  wholly  owned
Properties  (including  one Property in Houston,  Texas,  which was sold in July
1999), and during 2000 and 2001, the Partnership owned and leased 41 wholly owned Properties (including one Property in Mount Airy, North Carolina, which was sold in April 2001.) During 2001, 2000, and 1999, the Partnership was a co-venturer in two separate joint ventures that each owned and leased one Property. During 2001, 2000, and 1999, the Partnership acquired and leased three Properties with affiliates of the General Partners as tenants-in-common. During 2001, the Partnership acquired and leased one additional Property with an affiliate of the General Partners, as tenants-in-common. As of December 31, 2001, the Partnership owned, either directly, as tenants-in-common with affiliates or through joint venture arrangements, 46 Properties which are generally subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $30,600 to $229,800. A majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years, the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 2001, 2000, and 1999, the Partnership earned $3,157,455, $3,238,178, and $3,162,395, respectively, in rental income from operating leases and earned income from direct financing leases from its wholly owned Properties. The decrease in rental and earned income during the year ended December 31, 2001, as compared to the year ended December 31, 2000, was primarily due to the fact that the Partnership sold its Property in Mount Airy, North Carolina in April 2001, as described in "Capital Resources." Rental and earned income are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to increase due to the fact that the Partnership reinvested the majority of net sales proceeds relating to the sale of the Property in Mount Airy, North Carolina, in a Property in Blue Springs, Missouri with an affiliate of the General Partners, as tenants-in-common, as described in "Capital Resources." The increase in rental and earned income during 2000 and 1999, each as compared to the previous year, was partially offset by a reduction in rental and earned income as a result of the sale of the Property in Houston, Texas, as described above in "Capital Resources."

         The increase in rental income during 2000, as compared to 1999, was partially attributable to an increase in rental income as a result of the Partnership re-leasing several Properties affected by the bankruptcy of Long John Silvers, Inc. that occurred during 1998. In August 1999, Long John Silver's, Inc. assumed and affirmed its five remaining leases, and the Partnership has continued receiving rental payments relating to these five leases.

         For the years ended December 31, 2001, 2000, and 1999, the Partnership also earned $245,820, $277,246, and $273,136, respectively, in contingent rental income. The decrease in contingent rental income during the year ended December 31, 2001, as compared to the year ended December 31, 2000, was partially attributable to a decrease in gross sales for certain restaurant Properties whose leases require the payment of contingent rental income.

         In addition, for the years ended December 31, 2001, 2000 and 1999, the Partnership earned $309,381, $244,344 and $242,158, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The increase in net income earned by unconsolidated joint ventures during 2001, as compared to 2000, was primarily attributable to the fact that in April 2001, the Partnership used the majority of the net sales proceeds received from the sale of its Property in Mount Airy, North Carolina, to acquire an interest in a Property in Blue Springs, Missouri, as tenants-in-common with CNL XV, as described above in "Capital Resources." The increase in net income earned by joint ventures, during the year ended December 31, 2001, is also partially due to an increase in contingent rental income attributable to an increase in gross sales of the restaurant Property in Miami, Florida, the lease of which requires the payment of contingent rental income. The Partnership owns approximately a 47.83% interest in this Property, as tenants-in-common, with CNL Income Fund III, Ltd., CNL Income Fund VII, Ltd., and CNL Income Fund X, Ltd., each a Florida limited partnership and affiliate of the General Partners.

         During the year ended December 31, 2001, three of the Partnership's lessees, Flagstar Enterprises, Inc., Long John Silver's, Inc., and Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2001, Flagstar Enterprises, Inc. was the lessee under leases relating to 11 restaurants, Long John Silver's, Inc. was the lessee under leases relating to five restaurants, and Golden Corral Corporation was the lessee under leases relating to four restaurants. It is anticipated that based on the minimum rental payments required by the leases, each of the lessees will continue to contribute more than ten percent of the Partnership's total rental and earned income during 2002. In addition, during the year ended December 31, 2001, four Restaurant Chains, Long John Silver's, Hardee's, Golden Corral, and Burger King, each accounted for more than 10% of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). It is anticipated that these four Restaurant chains each will continue to account for more than 10% of the total rental and earned income under the terms of its leases in 2002. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         During the years ended December 31, 2001, 2000 and 1999, the Partnership also earned $25,189, $58,327 and $42,045, respectively, in interest and other income. Interest and other income were higher during 2000, as compared to 2001 and 1999, due to interest earned on the net sales proceeds received from the 1999 sale of a Property, as described above, pending reinvestment in construction and renovation costs relating to two Properties, as described above in "Capital Resources."

         Operating expenses, including depreciation and amortization expense, and provisions for write-down of assets were $902,024, $728,798, and $862,443 for the years ended December 31, 2001, 2000, and 1999, respectively. The increase in operating expenses during the year ended December 31, 2001, as compared to the year ended December 31, 2000, was partially attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement.

         The increase in operating expenses during the year ended December 31, 2001, as compared to the year ended December 31, 2000, was partially due to the Partnership incurring additional state taxes due to changes in tax requirements in several states in which the Partnership conducts business. In addition, the increase in operating expenses during the year ended December 31, 2001, as compared to the year ended December 31, 2000, was partially due to the fact that the Partnership incurred expenses such as legal fees relating to several Properties with a tenant who experienced financial difficulties and assigned the leases to a new tenant, for which the Partnership approved the assignment. The Partnership incurred additional legal fees due to lease amendments relating to these assignments. The general partners do not anticipate that the Partnership will continue to incur legal fees relating to these Properties.

         In addition, the increase in operating expenses during 2001, as compared to 2000, was partially attributable to an increase in depreciation expense due to the fact that the tenant of the Property in Peoria, Arizona, assigned its lease to Denny's, Inc. In connection with the assignment, the Partnership reclassified this asset from net investment in direct financing leases to land and buildings on operating leases. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified asset at the lower of original cost, present fair value, or present carrying amount. No loss on the reclassification of the direct financing lease was incurred.

         In March 2001, the Partnership recorded a provision for write-down of assets of $56,506 for the Property in Mount Airy, North Carolina. The provision represented the difference between the carrying value of the Property and the net sales proceeds received in April 2001 from the sale of this Property. During 2000, the Partnership recorded a provision for write-down of assets of approximately $51,600 in previously accrued rental income relating to two Denny's Properties due to financial difficulties the tenant experienced. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The provision represents the difference between the carrying value of the Property, including the accumulated accrued rental income at December 31, 2001 and the General Partners' current estimate of net realizable value for this Property.

         The decrease in operating expenses during 2000, as compared to 1999, was partially due to the amount of transaction costs the Partnership incurred related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed and terminated merger with APF, as described below in "Termination of Merger." No such expenses were incurred in 2001.

         The decrease in operating expenses during 2000, as compared to 1999, was also partially attributable to the fact that during 2000, the Partnership received reimbursement from Long John Silver's, Inc. for amounts previously incurred by the Partnership as expenses. In addition, the decrease during 2000, as compared to 1999, was partially attributable to, a decrease in depreciation expense due to the 1999 sale of the Property in Houston, Texas, as described above.

         During 1999, the Partnership entered into a new lease for its Property in Tampa, Florida, with a Steak-n-Shake operator. In connection with the new lease, the Partnership agreed to renovate the Property; therefore, the old building located on the Property was removed. As a result, the Partnership removed the remaining undepreciated cost of the building from its accounts resulting in a loss of $352,285 during the year ended December 31, 1999.

         In addition,  during  1999,  as a result of the sale of the Property in
Houston,   Texas,  described  above  in  "Capital  Resources,"  the  Partnership recognized a gain of $176,159. No properties were sold during 2000.

         The restaurant industry, as a whole, has been one of the many industries affected by the general slowdown in the economy. The General Partners remain confident in the overall performance of the fast-food and family style restaurants, the concepts that comprise the Partnership's portfolio. Industry data shows that these restaurant concepts continue to outperform and remain more stable than higher-end restaurants, which have been more adversely affected by the slowing economy.

         The Partnership's leases as of December 31, 2001, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in based rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the Partnership's results of operations.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (FAS 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142). The Partnership has reviewed both statements and has determined that both FAS 141 and FAS 142 do not apply to the Partnership as of December 31, 2001.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The adoption of FAS 144 did not have any effect on the partnership's recording of impairment losses as this Statement retained the fundamental provisions of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

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


Item 8.  Financial Statements and Supplementary Data

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)


                                    CONTENTS
                                    --------






                                                                    Page
                                                                    ----

        Report of Independent Certified Public Accountants            16
        Financial Statements:
           Balance Sheets                                             17
           Statements of Income                                       18
           Statements of Partners' Capital                            19
           Statements of Cash Flows                                20-21
           Notes to Financial Statements                           22-37

               Report of Independent Certified Public Accountants



To the Partners
CNL Income Fund XIII, Ltd.



In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund XIII, Ltd. (a Florida limited partnership) at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 8, 2002

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                           December 31,
                                                                2001                        2000
                                                       -----------------------      ----------------------

                                   ASSETS

Land and buildings on operating leases, net                    $   21,299,059               $  21,157,116
Net investment in direct financing leases                           5,784,718                   7,449,706
Investment in joint ventures                                        3,318,655                   2,434,759
Cash and cash equivalents                                             785,750                     818,231
Receivables, less allowance for doubtful accounts
     of $5,674 in 2000                                                 46,553                     243,086
Accrued rental income                                               1,866,515                   1,682,363
Other assets                                                           48,183                      63,384
                                                       -----------------------      ----------------------

                                                               $   33,149,433               $  33,848,645
                                                       =======================      ======================


         LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                            $      5,945                $     38,373
Escrowed real estate taxes payable                                      5,372                          --
Distributions payable                                                 850,002                     850,002
Due to related parties                                                 15,534                     132,671
Rents paid in advance and deposits                                     91,470                      80,653
Deferred rental income                                                 25,448                      27,097
                                                       -----------------------      ----------------------
        Total liabilities                                             993,771                   1,128,796

Partners' capital                                                  32,155,662                  32,719,849
                                                       -----------------------      ----------------------

                                                               $   33,149,433               $  33,848,645
                                                       =======================      ======================


                See accompanying notes to financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                                      Year Ended December 31,
                                                                             2001              2000             1999
                                                                        ----------------  ----------------  --------------
   Revenues
       Rental income from operating leases                                 $  2,469,628       $ 2,401,921     $ 2,367,931
       Earned income from direct financing leases                               687,827           836,257         794,464
       Contingent rental income                                                 245,820           277,246         273,136
       Interest and other income                                                 25,189            58,327          42,045
                                                                        ----------------  ----------------  --------------
                                                                              3,428,464         3,573,751       3,477,576
                                                                        ----------------  ----------------  --------------
   Expenses:
       General operating and administrative                                     277,453           165,389         152,089
       Professional services                                                     61,865            33,202          51,773
       Management fees to related parties                                        36,671            36,142          36,152
       Real estate taxes                                                             --                --           7,877
       State and other taxes                                                     57,457            21,731          23,362
       Depreciation and amortization                                            412,072           385,470         399,174
       Provision for write-down of assets                                        56,506            51,618              --
       Transaction costs                                                             --            35,246         192,016
                                                                        ----------------  ----------------  --------------
                                                                                902,024           728,798         862,443
                                                                        ----------------  ----------------  --------------

   Income Before Gain on Sale of Assets, Loss on Removal of
       Building and Equity in Earnings of Joint Ventures                      2,526,440         2,844,953       2,615,133

   Gain on Sale of Assets                                                            --                --         176,159

   Loss on Removal of Building                                                       --                --        (352,285)

   Equity in Earnings of Joint Ventures                                         309,381           244,344         242,158
                                                                        ----------------  ----------------  --------------

   Net Income                                                              $  2,835,821       $ 3,089,297     $ 2,681,165
                                                                        ================  ================  ==============

   Allocation of Net Income:
       General partners                                                        $     --           $    --       $  28,060
       Limited partners                                                       2,835,821         3,089,297       2,653,105
                                                                        ----------------  ----------------  --------------
                                                                           $  2,835,821       $ 3,089,297     $ 2,681,165
                                                                        ================  ================  ==============

   Net Income Per Limited Partner Unit                                       $     0.71         $    0.77       $    0.66
                                                                        ================  ================  ==============

   Weighted Average Number of Limited Partner Units Outstanding               4,000,000         4,000,000       4,000,000
                                                                        ================  ================  ==============



                See accompanying notes to financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2001, 2000 and 1999

                                   General Partners                                     Limited Partners
                              ---------------------------- --------------------------------------------- ------------- ------------
                                              Accumulated                                   Accumulated    Syndication
                              Contributions     Earnings    Contributions   Distributions    Earnings         Costs         Total
                              --------------  ------------ --------------- --------------- -------------- ------------ ------------

Balance, December 31, 1998      $     1,000   $    162,874  $  40,000,000   $ (17,728,408) $  15,979,106 $ (4,665,169) $ 33,749,403

    Distributions to limited
       partners ($0.85 per
       limited partner unit)             --             --             --      (3,400,008)            --           --    (3,400,008)
    Net income                           --         28,060             --              --      2,653,105           --     2,681,165
                              --------------  ------------ --------------- --------------- --------------- ----------- ------------

Balance, December 31, 1999            1,000        190,934     40,000,000     (21,128,416)    18,632,211   (4,665,169)   33,030,560

    Distributions to limited
       partners ($0.85 per
       limited partner unit)             --             --             --      (3,400,008)            --           --    (3,400,008)
    Net income                           --             --             --              --      3,089,297           --     3,089,297
                              --------------  ------------ --------------- --------------- --------------- ----------- ------------

Balance, December 31, 2000            1,000        190,934     40,000,000     (24,528,424)    21,721,508   (4,665,169)   32,719,849

    Distributions to limited
       partners ($0.85 per
       limited partner unit)             --             --             --      (3,400,008)            --           --    (3,400,008)
    Net income                           --             --             --              --      2,835,821           --     2,835,821
                              --------------  ------------ --------------- --------------- ---------------- ---------- ------------

Balance, December 31, 2001      $     1,000   $    190,934  $  40,000,000   $ (27,928,432) $  24,557,329 $ (4,665,169) $ 32,155,662
                              ==============  ============ =============== =============== =============== =========== ============


                See accompanying notes to financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                         Year Ended December 31,
                                                             2001                  2000                  1999
                                                       ------------------    ------------------   --------------------

 Increase ( Decrease) in Cash and Cash Equivalents:

 Cash Flows from Operating Activities:
     Cash received from tenants                              $ 3,545,145           $ 3,404,302            $ 3,342,666
     Distributions from joint ventures                           307,790               254,957                247,710
     Cash paid for expenses                                     (568,238)             (329,070)              (314,517)
     Interest received                                            18,135                29,845                 37,130
                                                       ------------------    ------------------   --------------------
          Net cash provided by operating
               activities                                      3,302,832             3,360,034              3,312,989
                                                       ------------------    ------------------   --------------------

 Cash Flows from Investing Activities:
     Proceeds from sale of assets                                947,000                    --              1,059,498
     Additions to land and buildings                                  --               (87,597)              (238,257)
     Investment in direct financing leases                            --                    --               (537,404)
     Investment in joint ventures                               (882,305)                   --                     --
     Payment of lease costs                                           --                    --                (17,875)
                                                       ------------------    ------------------   --------------------
         Net cash provided by (used in)
               investing activities                               64,695               (87,597)               265,962
                                                       ------------------    ------------------   --------------------

 Cash Flows from Financing Activities:
      Distributions to limited partners                       (3,400,008)           (3,400,008)            (3,400,008)
                                                       ------------------    ------------------   --------------------
         Net cash used in financing activities                (3,400,008)           (3,400,008)            (3,400,008)
                                                       ------------------    ------------------   --------------------

 Net Increase (Decrease) in Cash and Cash Equivalents            (32,481)             (127,571)               178,943

 Cash and Cash Equivalents at Beginning of Year
                                                                 818,231               945,802                766,859
                                                       ------------------    ------------------   --------------------

 Cash and Cash Equivalents at End of Year                     $  785,750            $  818,231             $  945,802
                                                       ==================    ==================   ====================

                See accompanying notes to financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                       STATEMENT OF CASH FLOWS - CONTINUED


                                                                                Year Ended December 31,
                                                                  2001                 2000                 1999
                                                            -----------------    -----------------    -----------------

      Reconciliation of Net Income to Net Cash
          Provided by Operating Activities

             Net income                                         $  2,835,821         $  3,089,297         $  2,681,165
                                                            -----------------    -----------------    -----------------
             Adjustments to reconcile net income to net
                cash provided by operating activities:
                    Depreciation                                     410,264              383,489              397,150
                    Amortization                                       1,808                1,981                2,024
                    Equity in earnings of joint
                      ventures, net of distributions                  (1,591 )             10,613                5,552
                    Loss on removal of building in
                      connection with renovation                          --                   --              352,285
                    Gain on sale of assets                                --                   --             (176,159 )
                    Provision for write-down of assets                56,506               51,618                   --
                    Decrease (increase) in receivables               196,533             (107,654 )            (10,493 )
                    Decrease in net investment in
                      direct financing leases                        109,275              107,487               90,732
                    Increase in accrued rental income               (184,152 )           (178,371 )           (195,625 )
                    Decrease (increase) in
                      other assets                                    13,393              (15,264 )             (7,510 )
                    Increase (decrease) in
                      accounts payable, accrued
                      expenses, and escrowed real
                      estate taxes payable                           (27,056 )           (108,030 )            135,412
                    Increase (decrease) in due to
                      related parties                               (117,137 )             63,437               46,705
                    Increase (decrease) in rents paid
                      in advance and deposits                          9,168               61,431               (8,249 )
                                                            -----------------    -----------------    -----------------
                         Total adjustments                           467,011              270,737              631,824
                                                            -----------------    -----------------    -----------------

      Net Cash Provided by Operating
           Activities                                           $  3,302,832         $  3,360,034         $  3,312,989
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

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000 and 1999


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

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. In contrast, deferred rental income represents the aggregate amount of scheduled rental payments to date (including rental payments due during construction and prior to the property being placed in service) in excess of income recognized on a straight-line basis over the lease term commencing on the date the property is placed in service. Whenever a tenant defaults under the terms of its lease, or events or changes in circumstance indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or reverses the cumulative accrued rental income balance.

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

         When the collection of amounts recorded as rental or other income is considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables, although the Partnership continues to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         Investment in Joint Ventures - The Partnership accounts for its interests in Attalla Joint Venture and Salem Joint Venture, and a property in Arvada, Colorado, a property in Akron, Ohio, a property in Miami, Florida, and a property in Blue Springs, Missouri, for which each property is held as tenants-in-common with affiliates, using the equity method since each joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

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

         Lease Costs - Other assets include lease incentive costs and brokerage and legal fees associated with negotiating new leases, which are amortized over the term of the new lease using the straight-line method.

         Income Taxes - Under Section 701 of the Internal Revenue Code, all income, expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

         Additionally, for tax purposes, syndication costs are included in partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment. See "Income Taxes" footnote for a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

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

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 2001 presentation. These reclassifications had no effect on total partners' capital or net income.

         Staff Accounting Bulletin No. 101 ("SAB 101") - In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the Partnership's results of operations.

         Statement of Financial Accounting Standards No. 141 ("FAS 141") and Statement of Financial Accounting Standards No. 142 ("FAS 142") - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". The Partnership has reviewed both statements and has determined that both FAS 141 and FAS 142 do not apply to the Partnership as of December 31, 2001.

         Statement of Financial Accounting Standards No. 144 ("FAS 144") - In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The adoption of FAS 144 did not have any effect on the partnership's recording of impairment losses as this Statement retained the fundamental provisions of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

1.       Leases:
         ------

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

3.       Land and Buildings on Operating Leases:
         --------------------------------------

         Land and buildings on operating leases consisted of the following at December 31:


                                                     2001                   2000
                                              --------------------   --------------------

Land                                                 $ 12,374,488           $ 12,374,488
Buildings                                              12,084,577             11,532,370
                                              --------------------   --------------------
                                                       24,459,065             23,906,858
Less accumulated depreciation                          (3,160,006)            (2,749,742)
                                              --------------------   --------------------

                                                     $ 21,299,059           $ 21,157,116
                                              ====================   ====================

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

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

         During 2000, the Partnership recorded a provision for write-down of assets of $51,618 in previously accrued rental income relating to the properties in Peoria and Mesa, Arizona due to financial difficulties the tenant experienced. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The provision represented the difference between the carrying value of the property, including the accumulated accrued rental income, and the general partners' estimated net realizable value for the property.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2001:



               2002                                           $  2,293,808
               2003                                              2,350,309
               2004                                              2,448,907
               2005                                              2,464,839
               2006                                              2,490,369
               Thereafter                                       14,910,987
                                                         ------------------

                                                              $ 26,959,219
                                                         ==================

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

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


4.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         The following lists the components of the net investment in direct financing leases at December 31:

                                                                 2001                      2000
                                                         ---------------------     ----------------------

                    Minimum lease payments receivable
                                                                $  10,242,278              $  13,545,749
                    Estimated residual values                       1,982,699                  2,555,822
                    Less unearned income                           (6,440,259)                (8,651,865)
                                                         ---------------------     ----------------------

                    Net investment in direct financing
                        leases                                  $   5,784,718              $   7,449,706
                                                         =====================     ======================

         During 2001 the Partnership recorded a provision for write-down of assets of $56,506 for the property in Mount Airy, North Carolina. The provision represented the difference between the carrying value of the property at and the net sales proceeds received in April 2001 from the sale of this property, for which the land and building had been classified as a direct financing lease. The gross investment (minimum lease payments receivable and the estimated residual value) and the unearned income relating to the land and building were removed from the accounts.

         During 2001, one of the Partnership's leases was amended. As a result, the Partnership reclassified the amended lease from a direct financing lease to land and building on operating leases. In accordance with the Statement of Financial Accounting Standards No. 13., "Accounting for Leases," the Partnership recorded the reclassified lease at the lower of original cost, present fair value, or present carrying amount No loss on the reclassification of the direct financing lease was recorded.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


4.       Net Investment in Direct Financing Leases - Continued:
         -----------------------------------------------------

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2001:

               2002                                  $ 774,241
               2003                                    774,783
               2004                                    780,746
               2005                                    780,746
               2006                                    789,457
               Thereafter                            6,342,305
                                               ----------------

                                                   $10,242,278
                                               ================

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

5.       Investment in Joint Ventures:
         ----------------------------

         The Partnership has a 50% and a 27.8% interest in the profits and losses of Attalla Joint Venture and Salem Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

         The Partnership also owns properties in Arvada, Colorado; Akron, Ohio; and Miami, Florida; each as tenants-in-common with affiliates of the general partners. As of December 31, 2001, the Partnership owned a 66.13%, 63.09% and 47.83% interest, respectively, in the properties.

         Attalla Joint Venture, Salem Joint Venture and the Partnership and affiliates, as tenants-in-common in three separate tenancy-in-common arrangements, each own and lease one property to an operator of national fast-food or family-style restaurants.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         In April 2001, the Partnership used the majority of the net sales proceeds from the sale of its property in Mount Airy, North Carolina to acquire an interest in a Golden Corral property in Blue Springs, Missouri, as tenants-in-common, with CNL Income Fund XV, Ltd., a Florida limited partnership, and an affiliate of the general partners. The Partnership and CNL Income Fund XV, Ltd., a tenants-in-common, acquired this interest from CNL BB Corp., an affiliate of the general partners (see Note 8). The Partnership accounts for its investment using the equity method since the agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property. As of December 31, 2001, the Partnership owned a 41% interest in this property.

         The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at December 31:

                                                                            2001                   2000
                                                                     --------------------  ---------------------

                  Land and buildings on operating
                      leases, net                                           $  6,045,197           $  4,009,712
                  Net investment in direct financing lease
                                                                                 344,884                351,555
                  Cash                                                            41,693                 50,579
                  Receivables                                                     67,370                     --
                  Accrued rental income                                          377,299                318,016
                  Other assets                                                     1,028                    474
                  Liabilities                                                     20,621                 29,459
                  Partners' capital                                            6,856,850              4,700,877
                  Revenues                                                       760,782                568,987
                  Net income                                                     630,846                476,978

         The Partnership recognized income totaling $309,381, $244,344, and $242,158, for the years ended December 31, 2001, 2000, and 1999 respectively, from these joint ventures and the properties held as tenants-in-common with affiliates.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


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

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


6.       Allocations and Distributions - Continued
         -----------------------------------------

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partner in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2001 and 2000.

         During each of the years ended December 31, 2001, 2000, and 1999, the Partnership declared distributions to the limited partners of $3,400,008. No distributions have been made to the general partners to date.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


7.       Income Taxes:
         ------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                           2001              2000              1999
                                                                      ----------------  ----------------  ----------------

         Net income for financial reporting purposes                     $  2,835,821       $ 3,089,297       $ 2,681,165

         Depreciation for tax reporting purposes in excess of
              depreciation for financial reporting purposes                   (54,090)          (95,523)          (76,982)

         Direct financing leases recorded as operating leases for
              tax reporting purposes                                          109,275           107,487            90,732

         Capitalization (deduction) of transaction costs for tax
              reporting purposes                                                   --          (215,307)          192,016

         Equity in earning of joint ventures for tax reporting
              purposes less than equity in earnings of joint
              ventures for financial reporting purposes                       (19,015)          (14,242)          (25,801)

         Gain on sale of property for financial reporting
              purposes deferred for tax reporting purposes                         --                --            36,702

         Loss on sale of property for financial reporting
              purposes in excess of loss for tax reporting                         --                --           352,285
              purposes

         Gain on sale of property for financial reporting less
              than gain for tax reporting purposes                             66,579                --                --

         Provision for write-down of assets                                    56,506            51,618                --

         Allowance for doubtful accounts                                       (5,674)            5,674              (532)

         Accrued rental income                                               (184,152)         (178,371)         (195,625)

         Rents paid in advance                                                  9,168            61,431            (8,249)
                                                                      ----------------  ----------------  ----------------

         Net income for federal income tax purposes                      $  2,814,418       $ 2,812,064       $ 3,045,711
                                                                      ================  ================  ================


                                            CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                   Years Ended December 31, 2001, 2000, and 1999


8.       Related Party Transactions:
         --------------------------

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP (the "Advisor") is a wholly owned subsidiary of CNL American Properties Fund, Inc. ("APF"). CNL Fund Advisors, Inc., a majority owned subsidiary of CNL Financial Group, Inc. until it merged with and into APF effective September 1, 1999, served as the Partnership's advisor until it assigned its rights and obligations under a management agreement with the Partnership to the Advisor effective July 1, 2000. The individual general partners are stockholders and directors of APF.

         The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Advisor a management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Advisor shall determine. The Partnership incurred management fees of $36,671, $36,142, and $36,152, for the years ended December 31, 2001, 2000, and 1999, respectively.

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

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


8.       Related Party Transactions - Continued:
         ---------------------------------------

         In April 2001, the Partnership and CNL Income Fund XV, Ltd. ("CNL XV"), as tenants-in-common, acquired an interest in a Golden Corral property from CNL BB Corp., an affiliate of the general partners, for a purchase price of approximately $2,152,000. CNL XV is a Florida limited partnership and an affiliate of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership and CNL XV, as tenants-in-common. The purchase price paid by the Partnership and CNL XV, as tenants-in-common, represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs.

         During  the  years  ended  December  31,  2001,  2000,  and  1999,  the
         Partnership's advisor and its affiliates provided accounting and administrative services to the Partnership on a day-to-day basis, including services during 2000 and 1999 relating to the proposed and terminated merger. For the years ended December 31, 2001, 2000, and 1999, the expenses incurred for these services were $211,205, $99,772, and $121,160, respectively.

         The amount due to related parties at December 31, 2001 and 2000 totaled $15,534, and $132,671, respectively.

9.       Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                                     2001                2000               1999
                                                                ---------------     ---------------    ----------------

           Flagstar Enterprises, Inc.                                $ 640,524           $ 644,467           $ 647,065
           Golden Corral Corp.                                         616,239             548,540             530,686
           Long John Silver's, Inc.                                    414,556             415,012             423,498
           Jack in the Box Inc. (formerly
                Foodmaker, Inc.)                                           N/A                 N/A             413,069


                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


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

                                                                     2001                2000               1999
                                                                ---------------     ---------------    ----------------

           Hardee's                                                  $ 640,524           $ 644,467           $ 647,065
           Golden Corral Family Steakhouse Restaurants
                                                                       616,239             548,540             530,686
           Burger King                                                 412,489             454,645             465,469
           Long John Silver's                                          414,556             415,012             423,498
           Jack in the Box                                                 N/A                 N/A             413,069

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

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999

10.      Selected Quarterly Financial Data:
         ---------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2001 and 2000:

              2001 Quarter               First            Second            Third             Fourth             Year
         ------------------------    --------------    -------------     -------------    ---------------    --------------

         Revenue (1)                      $909,091         $956,078          $920,597           $952,079        $3,737,845
         Net income                        533,006          768,469           757,644            776,702         2,835,821
         Net income per
             Limited partner
             Unit                             0.13             0.19              0.19               0.20              0.71

              2000 Quarter               First            Second            Third             Fourth             Year
         ------------------------    --------------    -------------     -------------    ---------------    --------------

         Revenue (1)                      $926,862         $912,896          $944,979         $1,033,358        $3,818,095
         Net income                        685,941          728,592           774,105            900,659         3,089,297
         Net income per
             limited partner
             unit                             0.17             0.18              0.19               0.23              0.77

         (1)      Revenues include equity in earnings of joint ventures.

         (2) Revenues have been adjusted to reclassify any reversals of accrued rental income to provisions for write-down of assets. This reclassification had no effect on total net income.

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

         James M. Seneff, Jr., age 55. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL American Properties Fund, Inc. ("APF"), a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999, and has served as Co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the Partnership's advisor, until it merged with a wholly-owned subsidiary of APF in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 54. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is Director of the Board of Directors of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc.; Director, Vice Chairman of the Board, President and Treasurer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director, Vice Chairman of the Board, President and Treasurer of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director, Vice Chairman of the Board, President and Treasurer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director, Vice Chairman of the Board, President and Treasurer of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 46. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of CNL Fund Advisors, Inc., Mr. McWilliams served as President of APF from February 1999 until September 1999. From February 1998 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President from October 1997 until September 1999. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc. from April 1997 until the acquisition of such entities by wholly-owned subsidiaries of APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven D. Shackelford, age 38. Mr. Shackelford was promoted to Executive Vice President of APF in June 2000. He served as Senior Vice President from September 1999 until his promotion in June 2000. Mr. Shackelford has served as Chief Financial Officer since January 1997 and has served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 15, 2002, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 15, 2002, the beneficial ownership interests of the General Partners in the Registrant.

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

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2001, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2001
---------------------------------      --------------------------------------      ------------------------------

Reimbursement  to affiliates for       Operating  expenses are reimbursed at       Accounting and
operating expenses                     the  lower  of  cost  or  90%  of the       administrative services:
                                       prevailing  rate at which  comparable       $211,205
                                       services  could have been obtained in
                                       the     same     geographic     area.
                                       Affiliates  of the  General  Partners
                                       from  time  to  time  incur   certain
                                       operating  expenses  on behalf of the
                                       Partnership     for     which     the
                                       Partnership       reimburses      the
                                       affiliates without interest.

Annual    management    fee   to       One  percent  of  the  sum  of  gross       $36,671
affiliates                             revenues   from   Properties   wholly
                                       owned by the Partnership plus the
                                       Partnership's allocable share of
                                       gross revenues of joint ventures in
                                       which    the    Partnership    is   a
                                       co-venturer and the property owned
                                       with      an       affiliate       as
                                       tenants-in-common.   The   management
                                       fee,    which    will   not    exceed
                                       competitive fees for comparable
                                       services in the same geographic
                                       area,  may or may  not be  taken,  in
                                       whole or in part as to any  year,  in
                                       the sole discretion of affiliates of
                                       the General Partners. All or any
                                       portion of the management fee not
                                       taken as to any fiscal  year shall be
                                       deferred without interest and may be
                                       taken in such  other  fiscal  year as
                                       the affiliates shall determine.






                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2001
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






                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         And Recipient                         Method of Computation                  Ended December 31, 2001
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


In addition, in April 2001, the Partnership and CNL Income Fund XV, Ltd. ("CNL XV"), as tenants-in-common, acquired an interest in a Golden Corral property from CNL BB Corp., an affiliate of the general partners, for a purchase price of approximately $2,152,000. CNL XV is a Florida limited partnership and an affiliate of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership and CNL XV, as tenants-in-common. The purchase price paid by the Partnership and CNL XV, as tenants-in-common, represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2001 and 2000

                  Statements of Income for the years ended December 31, 2001, 2000, and 1999

                  Statements of Partners' Capital for the years ended December 31, 2001, 2000, and 1999

                  Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999

                  Notes to Financial Statements

         2.   Financial Statement Schedule

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2001

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 2001

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

                  10.3     Assignment  of Management  Agreement  from CNL Income
                           Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference. 10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001, and incorporated herein by reference.)

(b) The Registrant filed no reports on Form 8-K during the period October 1, 2001 through December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2002.


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


                     Signature                                 Title                                   Date
                     ---------                                 -----                                   ----



      /s/ Robert A. Bourne                     President,   Treasurer   and  Director             March 26, 2002
      ------------------------------------     (Principal  Financial  and  Accounting
      Robert A. Bourne                         Officer)




      /s/ James M. Seneff, Jr.                 Chief  Executive  Officer and Director             March 26, 2002
      ------------------------------------     (Principal Executive Officer)
      James M. Seneff, Jr.



                                      CNL INCOME FUND XIII, LTD.
                                   (A Florida Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                            December 31, 2001


                                                                      Costs Capitalized
                                                                        Subsequent To
                                          Initial Cost                  Acquisition
                                         ------------------------  ---------------------
                           Encum-                     Buildings andImprove-    Carrying
                           brances          Land       Improvements  ments     Costs
                          ----------     ------------ -----------------------  -------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Arby's Restaurant:
      Philadelphia, Pennsylvan-a (j)        $274,580           -           -        -

    Burger King Restaurants:
      Cincinnati, Ohio        -              256,901     669,537           -        -
      Dayton, Ohio            -              211,835     771,616           -        -
      Lafayette, Indiana      -              247,183     723,304           -        -
      Pineville, Louisiana    -              174,843     618,815           -        -

    Checkers Drive-In Restaurants:
      Houston, Texas          -              445,389           -           -        -
      Port Richey, Florida    -              380,055           -           -        -
      Pensacola, Florida      -              280,409           -           -        -
      Orlando, Florida        -              424,323           -           -        -
      Boca Raton, Florida     -              501,416           -           -        -
      Venice, Florida         -              374,675           -           -        -
      Woodstock, Georgia      -              386,638           -           -        -
      Lakeland, Florida       -              326,175           -           -        -

    Denny's Restaurants:
      Peoria, Arizona (i)     -              460,107           -     552,207        -
      Mesa, Arizona           -              530,494           -     540,983        -

    Golden Corral Family
      Steakhouse Restaurants:
      Dallas, Texas           -              611,589   1,071,838           -        -
      San Antonio, Texas      -              625,527     964,122           -        -
      Panama City, Florida    -              617,016           -   1,103,437        -

    Hardee's  Restaurants:
      Ashland, Alabama        -              197,336     417,418           -        -
      Bloomingdale, Tennessee -              160,149     424,977           -        -
      Blytheville, Arkansas   -              164,004           -           -        -
      Chapin, South Carolina  -              218,639     460,364           -        -
      Kingsport, Tennessee    -              204,516           -           -        -
      Opelika, Alabama        -              240,363     412,621           -        -
      Spartanburg, South Carol-na            226,815     431,574           -        -

    Jack in the Box Restaurants:
      Sacramento, California  -              323,929     601,054           -        -
      Houston, Texas          -              315,842     590,708           -        -
      Arlington, Texas        -              404,752     592,173           -        -

    Lions Choice Restaurant:
      Overland Park, Kansas   -              452,691           -           -        -

    Long John Silver's Restaurants:
      Penn Hills, Pennsylvania-(k)           292,370     356,444           -        -
      Arlington, Texas        -              362,939           -           -        -
      Johnstown, Pennsylvania -              254,412           -           -        -
      Orlando, Florida        -              299,696     139,676           -        -
      Austin, Texas           -              463,937           -           -        -

    Steak -n- Shake Restaurant:
      Tampa, Florida          -              372,748           -           -        -

    Wendy's Old Fashioned Hamburger
      Restaurant:
      Salisbury, Maryland     -              290,195     641,709           -        -
                                         ------------ -----------  ----------  -------

                                         $12,374,488  $9,887,950   $2,196,627       -
                                         ============ ===========  ==========  =======

Property of Joint Venture in
  Which the Partnership has a
  50% Interest and has
  Invested in Under an
  Operating Lease:

    Hardee's Restaurant:
      Attalla, Alabama        -             $196,274    $434,428           -        -
                                         ============ ===========  ==========  =======

Property in Which the
  Partnership has a 66.13%
  Interest as Tenants- In-
  Common and has Invested
  in Under an Operating Lease:

    Arby's Restaurant:
      Arvada, Colorado        -             $260,439    $545,126           -        -
                                         ============ ===========  ==========  =======

Property of Joint Venture
  in Which the Partnership
  has a 27.8% Interest and has
  Invested in Under an
  Operating Lease:

    Denny's Restaurant:
      Salem, Ohio             -             $131,762           -           -        -
                                         ============ ===========  ==========  =======

Property in Which the
  Partnership has a 63.09%
  Interest as Tenants-In-
  Common and has Invested
  in Under an Operating
  Lease:

    Burger King Restaurant:
      Akron, Ohio (h)         -             $355,595    $517,030           -        -
                                         ============ ===========  ==========  =======

Property in Which the
  Partnership has a 47.83%
  Interest as Tenants-in-
  Common and has Invested
  in Under an Operating
  Lease:

    Chevy's Fresh Mex Restaurant:
      Miami, Florida          -             $976,357    $974,016           -        -
                                         ============ ===========  ==========  =======

Property in Which the
  Partnership has a 41.00%
  Interest as Tenants-in-
  Common and has Invested
  in Under an Operating Lease:

    Golden Corral Restaurant:
      Blue Springs, Missouri (-)            $786,973  $1,364,990           -        -
                                         ============ ===========  ==========  =======

Properties the Partnership has
   Invested in Under Direct
   Financing Leases

    Arby's Restaurant
      Philadelphia, Pennsylvan-a                   -    $515,075           -        -

    Hardee's Restaurants
      Blytheville, Arkansas   -                    -     450,014           -        -
      Huntingdon, Tennessee   -              100,836     427,932           -        -
      Kingsport, Tennessee    -                    -     484,785           -        -
      Parsons, Tennessee      -              101,332     409,671           -        -
      Trenton, Tennessee      -              147,232     442,640           -        -

    Jack in the Box Restaurant:
      Cleburne, Texas         -              145,890     496,797           -        -

    Lion's Choice Restaurant:
      Overland Park, Kansas   -                    -     611,694           -        -

    Long John Silver's Restaurants:
      Arlington, Texas        -                    -     449,369           -        -
      Johnstown, Pennsylvania -                    -           -     427,552        -
      Austin, Texas           -                    -     517,109           -        -

    Steak-n-Shake Restaurant:
      Tampa, Florida          -                    -           -     537,404        -
                                         ------------ -----------  ----------  -------


                                            $495,290  $4,805,086    $964,956        -
                                         ============ ===========  ==========  =======

Property of Joint Venture in
   Which the Partnership has a
   27.8% Interest and has
   Invested in Under Direct
   Financing Lease:

    Denny's Restaurant:
      Salem, Ohio             -                    -    $371,836           -        -
                                         ============ ===========  ==========  =======




  Net Cost Basis at Which                                               Life on Which
 Carried at Close of Period (c)                                         Depreciation in
-----------------------------------                    Date              Latest Income
             Buildings and               Accumulated  of Con-  Date      Statement is
    Land      Improvements    Total     Depreciation structionAcquired    Computed
------------- ------------------------- --------------------------------------------






    $274,580           (f)    $274,580           -   1993    07/93          (d)


     256,901      669,537      926,438     188,021   1988    07/93          (b)
     211,835      771,616      983,451     216,687   1988    07/93          (b)
     247,183      723,304      970,487     203,120   1989    07/93          (b)
     174,843      618,815      793,658     173,777   1990    07/93          (b)


     445,389            -      445,389          (g)    -     03/94          (g)
     380,055            -      380,055          (g)    -     03/94          (g)
     280,409            -      280,409          (g)    -     03/94          (g)
     424,323            -      424,323          (g)    -     03/94          (g)
     501,416            -      501,416          (g)    -     03/94          (g)
     374,675            -      374,675          (g)    -     03/94          (g)
     386,638            -      386,638          (g)    -     10/94          (g)
     326,175            -      326,175          (g)    -     04/95          (g)


     460,107      552,207    1,012,314      22,832   1994    10/93          (i)
     530,494      540,983    1,071,477     137,765   1994    12/93          (b)



     611,589    1,071,838    1,683,427     308,141   1991    05/93          (b)
     625,527      964,122    1,589,649     275,941   1993    06/93          (b)
     617,016    1,103,437    1,720,453     286,767   1994    11/93          (b)


     197,336      417,418      614,754     117,220   1992    07/93          (b)
     160,149      424,977      585,126     119,343   1992    07/93          (b)
     164,004           (f)     164,004           -   1991    07/93          (d)
     218,639      460,364      679,003     129,280   1993    07/93          (b)
     204,516           (f)     204,516           -   1992    07/93          (d)
     240,363      412,621      652,984     115,873   1992    07/93          (b)
     226,815      431,574      658,389     121,196   1993    07/93          (b)


     323,929      601,054      924,983     170,436   1992    06/93          (b)
     315,842      590,708      906,550     165,938   1993    07/93          (b)
     404,752      592,173      996,925     166,295   1993    08/93          (b)


     452,691           (f)     452,691           -   1993    12/93          (d)


     292,370      356,444      648,814      33,528   1993    07/93          (k)
     362,939           (f)     362,939           -   1993    08/93          (d)
     254,412           (f)     254,412           -   1993    08/93          (d)
     299,696      139,676      439,372      37,910   1983    11/93          (b)
     463,937           (f)     463,937           -   1993    12/93          (d)


     372,748           (f)     372,748           -   1994    12/93          (d)



     290,195      641,709      931,904     169,936   1993    01/94          (b)
------------- ------------  ----------- -----------

 $12,374,488  $12,084,577   $24,459,065 $3,160,006
============= ============  =========== ===========








    $196,274     $434,428     $630,702    $116,561   1993    11/93          (b)
============= ============  =========== ===========







    $260,439     $545,126     $805,565    $132,222   1994    09/94          (b)
============= ============  =========== ===========







    $131,762           (f)    $131,762           -   1991    03/95          (d)
============= ============  =========== ===========







    $355,595     $517,030     $872,625     $84,926   1970    01/97          (b)
============= ============  =========== ===========







    $976,357     $974,016   $1,950,373    $129,962   1995    12/97          (b)
============= ============  =========== ===========







    $786,973   $1,364,990   $2,151,963     $34,122   2000    04/01          (b)
============= ============  =========== ===========






           -           (f)          (f)         (d)  1993    07/93          (d)


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


           -           (f)          (f)         (d)  1994    12/93          (d)










           -           (f)          (f)         (d)  1991    03/95          (d)


                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

         NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2001

(a) Transactions in real estate and accumulated depreciation during 2001, 2000, and 1999 are summarized as follows:


                                                                                                   Accumulated
                                                                                 Cost              Depreciation
                                                                           ------------------   -------------------

         Properties the Partnership has invested in Under Operating
              Leases:

             Balance, December 31, 1998                                        $  25,350,867         $   2,107,624
             Disposition                                                            (935,524 )            (112,983 )
             Reclassified from net investment in direct financing lease              356,444                    --
             Reclassified to net investment in direct financing lease               (360,090 )              (7,805 )
             Depreciation expense                                                         --               397,150
                                                                           ------------------   -------------------

             Balance, December 31, 1999                                           24,411,697             2,383,986
             Reclassified to net investment in direct financing lease               (504,839 )             (17,733 )
             Depreciation expense                                                         --               383,489
                                                                           ------------------   -------------------

             Balance, December 31, 2000                                           23,906,858             2,749,742
             Reclassified from net investment in direct financing lease              552,207                    --
             Depreciation expense                                                         --               410,264
                                                                           ------------------   -------------------

             Balance, December 31, 2001                                        $  24,459,065         $   3,160,006
                                                                           ==================   ===================

         Property of Joint Venture in Which the Partnership has a 50%
              Interest and has Invested in Under an Operating Lease:

             Balance, December 31, 1998                                         $    630,702          $     73,118
             Depreciation expense                                                         --                14,481
                                                                           ------------------   -------------------

             Balance, December 31, 1999                                              630,702                87,599
             Depreciation expense                                                         --                14,481
                                                                           ------------------   -------------------

             Balance, December 31, 2000                                              630,702               102,080
             Depreciation expense                                                         --                14,481
                                                                           ------------------   -------------------

             Balance, December 31, 2001                                         $    630,702          $    116,561
                                                                           ==================   ===================

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001


                                                                              Cost              Accumulated
                                                                                                Depreciation
                                                                         ----------------     -----------------

      Property in Which the Partnership has a 66.13% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

           Balance, December 31, 1998                                        $   805,565           $    77,712
           Depreciation expense                                                       --                18,170
                                                                         ----------------     -----------------

           Balance, December 31, 1999                                            805,565                95,882
           Depreciation expense                                                       --                18,170
                                                                         ----------------     -----------------

           Balance, December 31, 2000                                            805,565               114,052
           Depreciation expense                                                       --                18,170
                                                                         ----------------     -----------------

           Balance, December 31, 2001                                        $   805,565           $   132,222
                                                                         ================     =================

      Property of Joint Venture in Which the Partnership has a 27.8% Interest and has Invested in Under a Direct
         Financing Lease:

           Balance, December 31, 1998                                        $   131,762              $     --
           Depreciation expense (d)                                                   --                    --
                                                                         ----------------     -----------------

           Balance, December 31, 1999                                            131,762                    --
           Depreciation expense (d)                                                   --                    --
                                                                         ----------------     -----------------

           Balance, December 31, 2000                                            131,762                    --
           Depreciation expense (d)                                                   --                    --
                                                                         ----------------     -----------------

           Balance, December 31, 2001                                        $   131,762              $     --
                                                                         ================     =================


                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001

                                                                                                 Accumulated
                                                                              Cost               Depreciation
                                                                         ----------------     ------------------

      Property in Which the Partnership has a 63.09% Interest as Tenants-In-Common and has Invested in Under an Operating Lease:

            Balance, December 31, 1998 (h)                                   $   872,625           $     33,221
            Depreciation expense                                                      --                 17,235
                                                                         ----------------     ------------------

            Balance, December 31, 1999 (h)                                       872,625                 50,456
            Depreciation expense                                                      --                 17,235
                                                                         ----------------     ------------------

            Balance, December 31, 2000 (h)                                       872,625                 67,691
            Depreciation expense                                                      --                 17,235
                                                                         ----------------     ------------------

            Balance, December 31, 2001 (h)                                   $   872,625           $     84,926
                                                                         ================     ==================


      Property in Which the Partnership has a 47.83% Interest as Tenants-In-Common has invested in Under an Operating
         Lease:

            Balance, December 31, 1998                                      $  1,950,373           $     32,556
            Depreciation expense                                                      --                 32,466
                                                                         ----------------     ------------------

            Balance, December 31, 1999                                         1,950,373                 65,022
            Depreciation expense                                                      --                 32,470
                                                                         ----------------     ------------------

            Balance, December 31, 2000                                         1,950,373                 97,492
            Depreciation expense                                                      --                 32,470
                                                                         ----------------     ------------------

            Balance, December 31, 2001                                      $  1,950,373           $    129,962
                                                                         ================     ==================


                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001

                                                                                                Accumulated
                                                                               Cost             Depreciation
                                                                         ----------------     ------------------

      Property in Which the Partnership has a 41% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

            Balance, December 31, 2000                                          $     --              $      --
            Acquisition                                                        2,151,963                     --
            Depreciation expense                                                      --                 34,122
                                                                         ----------------     ------------------

            Balance, December 31, 2001                                      $  2,151,963           $     34,122
                                                                         ================     ==================

(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2001, the aggregate cost of the Properties owned by the Partnership and joint ventures (including the Properties owned as tenants-in-common) for federal income tax purposes was $31,553,018 and $6,919,826, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(d) The portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(e) The lease for the land and building has been recorded as a direct financing lease. The cost of the land and building has been included in the net investment in direct financing leases; therefore, depreciation is not applicable.

(f) Certain components of the lease relating to land and building have been recorded as a direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

(g) The building portion of this Property is owned by the tenant; therefore, depreciation is not applicable.

(h) During the year ended December 31, 1997, the Partnership and an affiliate as tenants-in-common, purchased land and building from CNL BB Corp., an affiliate of the General Partners, for an aggregate cost of $872,625.

(i) Effective February 2001, the lease for this Property was amended resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 22 years.

(j)      Effective  May  1999,  the  Partnership  entered  into a new  lease and converted the building to a new concept, resulting in the reclassification of the building portion of the lease as a direct financing lease.

(k) Effective October 1999, the lease for this Property was amended resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 24 years.

(l) During the year ended December 31, 2001, the Partnership and an affiliate as tenants-in-common purchased land and building from CNL BB Corp., an affiliate of the General Partners, for an aggregate cost of $2,151,963.