Form 10-Q
period 2002-03-31
CNL INCOME FUND XIII LTD
filed 2002-05-15
CIK 893562

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2002
   --------------------------------------------------------------------------

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


                           CNL Income Fund XIII, Ltd.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                            59-3143094
-----------------------------------             ------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)


450 South Orange Avenue
Orlando, Florida                                               32801
-----------------------------------             ------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number
(including area code)                                      (407) 540-2000
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





Part I                                                                  Page
                                                                        ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                1

                  Condensed Statements of Income                          2

                  Condensed Statements of Partners' Capital               3

                  Condensed Statements of Cash Flows                      4

                  Notes to Condensed Financial Statements                 5-6

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     7-10

   Item 3.   Quantitative and Qualitative Disclosures About Market
                  Risk                                                    10
Part II

   Other Information                                                      11-12

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                             March 31,              December 31,
                                                                               2002                     2001
                                                                         ------------------      -------------------
                              ASSETS

  Land and buildings on operating leases, net                                 $ 20,743,283             $ 20,846,368
  Net investment in direct financing leases                                      5,152,472                5,182,644
  Real estate held for sale                                                      1,067,000                1,167,065
  Investment in joint ventures                                                   3,283,572                3,318,655
  Cash and cash equivalents                                                        772,639                  785,750
  Receivables                                                                       19,363                   46,553
  Accrued rental income                                                          1,817,234                1,784,564
  Other assets                                                                       8,083                   17,834
                                                                         ------------------      -------------------

                                                                              $ 32,863,646             $ 33,149,433
                                                                         ==================      ===================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses                                         $   18,880                $   5,945
  Real estate taxes payable                                                         13,307                    5,372
  Distributions payable                                                            850,002                  850,002
  Due to related parties                                                            23,142                   15,534
  Rents paid in advance and deposits                                                13,796                   91,470
  Deferred rental income                                                            25,036                   25,448
                                                                         ------------------      -------------------
      Total liabilities                                                            944,163                  993,771

  Partners' capital                                                             31,919,483               32,155,662
                                                                         ------------------      -------------------

                                                                              $ 32,863,646             $ 33,149,433
                                                                         ==================      ===================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                    Quarter Ended
                                                                                      March 31,
                                                                                2002              2001
                                                                           ---------------    --------------
Revenues:
    Rental income from operating leases                                         $ 607,891         $ 584,213
    Earned income from direct financing leases                                    135,330           178,034
    Contingent rental income                                                       61,773            35,719
    Interest and other income                                                       2,166            12,221
                                                                           ---------------    --------------
                                                                                  807,160           810,187
                                                                           ---------------    --------------

Expenses:
    General operating and administrative                                           68,101           123,380
    Provision for doubtful accounts                                                    --             5,799
    Professional services                                                          17,364            29,859
    Management fees to related parties                                              9,510             8,742
    State and other taxes                                                          33,579            54,489
    Depreciation and amortization                                                 103,438            96,859
    Provision for write-down of assets                                                 --            56,506
                                                                           ---------------    --------------
                                                                                  231,992           375,634
                                                                           ---------------    --------------

Income Before Equity in Earnings of Joint Ventures                                575,168           434,553

Equity in Earnings of Joint Ventures                                               75,664            60,649
                                                                           ---------------    --------------

Income from Continuing Operations                                                 650,832           495,202
                                                                           ---------------    --------------

Discontinued Operations (Note 3):
    Income from discontinued operations, net                                       68,184            37,804
    Loss on disposal of discontinued operations, net                             (105,193 )              --
                                                                           ---------------    --------------
                                                                                  (37,009 )          37,804
                                                                           ---------------    --------------

Net Income                                                                      $ 613,823         $ 533,006
                                                                           ===============    ==============

Income (Loss) Per Limited Partner Unit
    Continuing operations                                                        $   0.16          $   0.12
    Discontinued operations                                                         (0.01 )            0.01
                                                                           ---------------    --------------

Total                                                                            $   0.15          $   0.13
                                                                           ===============    ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                                           4,000,000         4,000,000
                                                                           ===============    ==============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                         Quarter Ended           Year Ended
                                                           March 31,            December 31,
                                                              2002                  2001
                                                       -------------------    ------------------
General partners:
    Beginning balance                                         $   191,934            $  191,934
    Net income                                                         --                    --
                                                       -------------------    ------------------
                                                                  191,934               191,934
                                                       -------------------    ------------------

Limited partners:
    Beginning balance                                          31,963,728            32,527,915
    Net income                                                    613,823             2,835,821
    Distributions ($0.21 and $0.85 per
       limited partner unit, respectively)                       (850,002 )          (3,400,008 )
                                                       -------------------    ------------------
                                                               31,727,549            31,963,728
                                                       -------------------    ------------------

Total partners' capital                                      $ 31,919,483          $ 32,155,662
                                                       ===================    ==================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                  Quarter Ended
                                                                                    March 31,
                                                                              2002              2001
                                                                         ---------------    --------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                 $ 836,891         $ 962,459
                                                                         ---------------    --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                       (850,002 )        (850,002  )
                                                                         ---------------    --------------
              Net cash used in financing activities                            (850,002 )        (850,002  )
                                                                         ---------------    --------------

Net (Decrease) Increase in Cash and Cash Equivalents                            (13,111 )         112,457

Cash and Cash Equivalents at Beginning of Quarter                               785,750           818,231
                                                                         ---------------    --------------

Cash and Cash Equivalents at End of Quarter                                   $ 772,639         $ 930,688
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

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XIII, Ltd. (the "Partnership") for the year ended December 31, 2001.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

2.       Reclassification:

         Certain items in the prior year's financial statements have been reclassified to conform to 2002 presentation. These reclassifications had no effect on total partners' capital or net income.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


3.       Discontinued Operations:

         In April, 2002, the Partnership entered into an agreement with an unrelated third party to sell the property in Overland Park, Kansas. As a result, the Partnership reclassified the assets relating to this property from direct financing leases, and from land and building on operating leases, to real estate held for sale. The property was recorded at the lower of its carrying amount or fair value less cost to sell. In connection with the sale, the Partnership recorded at March 31, 2002 a loss on disposal from discontinued operations of $105,193 in previously accrued rental income and unamortized lease costs. In addition, the Partnership stopped recording accrued rental income and amortization of lease costs once the property was placed up for sale. The financial results for this property are reflected as Discontinued Operations in the accompanying financial statements.

         The operating results of discontinued operations are as follows:

                                                                  Quarter Ended March 31,
                                                                 2002                  2001
                                                            ------------------  -------------------
            Rental revenues                                        $   38,080            $  38,256
            Other Income                                               31,240                    -
            Expenses                                                   (1,136 )               (452 )
            Loss on disposal of assets                               (105,193 )                  -
                                                            ------------------  -------------------
            Income (loss) from discontinued operations            $   (37,009 )          $  37,804
                                                            ------------------  -------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2002, the Partnership owned 46 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 2002 and 2001 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $836,891 and $962,459 for the quarters ended March 31, 2002 and 2001, respectively. The decrease in cash from operations for the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was primarily a result of changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts, and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2002, the Partnership had $772,639 invested in such short-term investments, as compared to $785,750 at December 31, 2001. The funds remaining at March 31, 2002, will be used to pay distributions and other liabilities of the Partnership.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the limited partners of $850,002 for each of the quarters ended March 31, 2002 and 2001. This represents distributions of $0.21 per unit for each applicable quarter. No distributions were made to the general partners for the quarters ended March 31, 2002 and 2001. No amounts distributed to the limited partners for the quarters ended March 31, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, decreased to $944,163 at March 31, 2002, from $993,771 at December 31, 2001, primarily as a result of a decrease in rents paid in advance and deposits at March 31, 2002, as compared to December 31, 2001. Liabilities at March 31, 2002, to the extent they exceed cash and cash equivalents at March 31, 2002, will be paid from anticipated future cash from operations, or in the event the general partners elect to make additional capital contributions or loans, from future general partner's capital contributions or loans.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 2001, the Partnership owned and leased 40 wholly owned Properties (including one Property sold in 2001 and excluding one Property which was classified as real estate held for sale) to operators of fast-food and family-style restaurant chains. During the quarter ended March 31, 2002, the Partnership owned and leased 39 wholly owned Properties (excluding one Property which was classified as real estate held for sale) to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2002 and 2001, the Partnership earned $743,221and $762,247, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. The decrease in rental and earned income during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was primarily due to the fact that the Partnership sold its Property in Mount Airy, North Carolina in April 2001. Rental and earned income are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to increase due to the fact that the Partnership reinvested the majority of net sales proceeds relating to the sale of the Property in Mount Airy, North Carolina, in a Property in Blue Springs, Missouri with an affiliate of the General Partners, as tenants-in-common.

         For the quarters ended March 31, 2002 and 2001, the Partnership also earned $61,773 and $35,719, respectively, in contingent rental income. The increase in contingent rental income during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was primarily attributable to an increase in gross sales for certain restaurant Properties whose leases require the payment of contingent rental income.

         During the quarters ended March 31, 2002 and 2001, the Partnership also earned $2,166 and $12,221, respectively, in interest and other income.

         During the quarters ended March 31, 2002 and 2001, the Partnership also owned and leased two Properties indirectly through joint venture arrangements and three Properties with affiliates of the general partners as tenants-in-common. During the quarter ended March 31, 2002, the Partnership also owned and leased one additional Property with affiliates of the general partners, as tenants-in-common. In connection therewith, during the quarter ended March 31, 2002 and 2001, the Partnership earned $75,664 and $60,649, respectively, attributable to the net income earned by these joint ventures. The increase in net income earned by unconsolidated joint ventures during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was primarily attributable to the fact that in April 2001, the Partnership used the majority of the net sales proceeds received from the sale of its Property in Mount Airy, North Carolina, to acquire an interest in a Property in Blue Springs, Missouri, as tenants-in-common with CNL Income Fund XV, Ltd., a Florida limited partnership and affiliate of the general partners.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $231,992 and $375,634 for the quarters ended March 31, 2002 and 2001, respectively. The decrease in operating expenses during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was partially attributable to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. In addition, the decrease in operating expenses during the quarter ended March 31, 2002, was due to a decrease in state taxes. The decrease in operating expenses during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was also partially due to the fact that during the quarter ended March 31, 2001, the Partnership incurred expenses such as legal fees relating to several Properties with tenants who experienced financial difficulties.

         Operating expenses were higher during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2002 due to the fact that the Partnership recorded a provision for write-down of assets of $56,506 for the Property in Mount Airy, North Carolina in March 2001. The provision represented the difference between the carrying value of the Property and the net sales proceeds received in April 2001 from the sale of this Property.

         In April, 2002, the Partnership entered into an agreement with an unrelated third party to sell the property in Overland Park, Kansas. The Partnership expects to use the proceeds from the sale to reinvest in an additional income producing Property. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership reclassified the assets relating to this Property from direct financing leases, and from land and building on operating leases, to real estate held for sale. The property was recorded at the lower of its carrying amount or fair value less cost to sell. In connection with the sale, the Partnership recorded at March 31, 2002 a loss on disposal from discontinued operations of $105,193 in previously accrued rental income and unamortized lease costs. In addition, during the quarter ended March 31, 2002, the Partnership suspended the recording of accrued rental income and amortization of lease costs upon placing the property up for sale. During the quarter ended March 31, 2002, the Partnership received and recorded as other income $31,240 relating to a right of way taking in connection with a parcel of land on this Property. The Partnership recognized net rental income (loss), less Property related expenses, amounting to ($37,009) and $37,804, during the quarters ended March 31, 2002 and 2001, respectively, relating to this Property. The amounts were reclassified to Discontinued Operations.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.


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

                  (b)      Reports of Form 8-K

                           No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 14th day of May, 2002.


                                            By:CNL INCOME FUND XIII, LTD.
                                               General Partner


                                               By:/s/ James M. Seneff, Jr.
                                                  ----------------------------
                                                  JAMES M. SENEFF, JR.
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


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