Form 10-Q
period 2002-06-30
CNL INCOME FUND XIII LTD
filed 2002-08-14
CIK 893562

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2002
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ___________________ to _______________________


                             Commission file number
                                     0-23968
                     ---------------------------------------


                           CNL Income Fund XIII, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                       59-3143094
---------------------------------              ------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


450 South Orange Avenue
Orlando, Florida                                           32801
---------------------------------              ------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number
(including area code)                                 (407) 540-2000
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

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                             June 30,               December 31,
                                                                               2002                     2001
                                                                         ------------------      -------------------
                              ASSETS

  Land and buildings on operating leases, net                                $  20,803,042            $  20,079,603
  Net investment in direct financing leases                                      5,121,495                5,182,644
  Real estate held for sale                                                      1,067,000                1,921,589
  Investment in joint ventures                                                   3,247,725                3,318,655
  Cash and cash equivalents                                                        744,196                  785,750
  Restricted cash                                                                  128,342                       --
  Receivables, less allowance for doubtful accounts of $1,672
      in 2002                                                                       18,579                   46,553
  Accrued rental income                                                          1,861,510                1,796,805
  Other assets                                                                      32,928                   17,834
                                                                         ------------------      -------------------

                                                                             $  33,024,817            $  33,149,433
                                                                         ==================      ===================



                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses                                        $     3,703              $     5,945
  Real estate taxes payable                                                          5,471                    5,372
  Distributions payable                                                            850,002                  850,002
  Due to related parties                                                            21,644                   15,534
  Rents paid in advance and deposits                                                21,009                   91,470
  Deferred rental income                                                            24,624                   25,448
                                                                         ------------------      -------------------
      Total liabilities                                                            926,453                  993,771

  Partners' capital                                                             32,098,364               32,155,662
                                                                         ------------------      -------------------

                                                                             $  33,024,817            $  33,149,433
                                                                         ==================      ===================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                   Quarter Ended                  Six Months Ended
                                                                     June 30,                         June 30,
                                                               2002             2001            2002             2001
                                                           -------------    -------------  ---------------  ---------------
Revenues:
    Rental income from operating leases                       $ 599,529        $ 584,203      $ 1,197,980     $  1,158,975
    Earned income from direct financing leases                  133,707          156,493          269,036          334,527
    Contingent rental income                                     53,153           61,184          104,083           86,219
    Interest and other income                                     2,450           10,387            4,614           18,749
                                                           -------------    -------------  ---------------  ---------------
                                                                788,839          812,267        1,575,713        1,598,470
                                                           -------------    -------------  ---------------  ---------------

Expenses:
    General operating and administrative                         71,862           82,400          152,007          219,889
    Property expenses                                             7,391               --           12,710           17,691
    Management fees to related parties                            9,696            9,169           19,206           17,911
    State and other taxes                                         4,029            2,588           37,608           57,077
    Depreciation and amortization                                97,922           90,880          194,928          181,760
    Provision for write-down of assets                               --               --               --           56,506
                                                           -------------    -------------  ---------------  ---------------
                                                                190,900          185,037          416,459          550,834
                                                           -------------    -------------  ---------------  ---------------

Income Before Equity in Earnings of Joint Ventures              597,939          627,230        1,159,254        1,047,636

Equity in Earnings of Joint Ventures                             75,829           78,791          151,493          139,440
                                                           -------------    -------------  ---------------  ---------------

Income from Continuing Operations                               673,768          706,021        1,310,747        1,187,076
                                                           -------------    -------------  ---------------  ---------------

Discontinued Operations (Note 5):
    Income from discontinued operations, net                     51,941           62,448          133,976          114,399
    Gain on disposal of discontinued operations, net            303,176               --          197,983               --
                                                           -------------    -------------  ---------------  ---------------
                                                                355,117           62,448          331,959          114,399
                                                           -------------    -------------  ---------------  ---------------

Net Income                                                   $1,028,885        $ 768,469      $ 1,642,706     $  1,301,475
                                                           =============    =============  ===============  ===============

Income Per Limited Partner Unit
    Continuing operations                                      $   0.17         $   0.18        $    0.33       $     0.30
    Discontinued operations                                        0.09             0.01             0.08             0.03
                                                           -------------    -------------  ---------------  ---------------

Total                                                          $   0.26         $   0.19        $    0.41       $     0.33
                                                           =============    =============  ===============  ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                         4,000,000        4,000,000        4,000,000        4,000,000
                                                           =============    =============  ===============  ===============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                           Six Months Ended          Year Ended
                                                                               June 30,             December 31,
                                                                                 2002                   2001
                                                                          --------------------    ------------------
General partners:
    Beginning balance                                                           $     191,934          $    191,934
    Net income                                                                             --                    --
                                                                          --------------------    ------------------
                                                                                      191,934               191,934
                                                                          --------------------    ------------------

Limited partners:
    Beginning balance                                                              31,963,728            32,527,915
    Net income                                                                      1,642,706             2,835,821
    Distributions ($0.43 and $0.85 per
       limited partner unit, respectively)                                         (1,700,004 )          (3,400,008 )
                                                                          --------------------    ------------------
                                                                                   31,906,430            31,963,728
                                                                          --------------------    ------------------

Total partners' capital                                                        $   32,098,364         $  32,155,662
                                                                          ====================    ==================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                     2002                2001
                                                                               -----------------    ---------------
   Increase (Decrease) in Cash and Cash Equivalents

       Net Cash Provided by Operating Activities                                   $  1,655,782        $ 1,610,208
                                                                               -----------------    ---------------

       Cash Flows from Investing Activities:
          Proceeds from sale of assets                                                1,049,863            947,000
          Additions to land and building on operating lease                            (917,956 )               --
          Increase in restricted cash                                                  (129,239 )               --
          Investment in joint venture                                                        --           (882,305 )
                                                                               -----------------    ---------------
                 Net cash provided by investing activities                                2,668             64,695
                                                                               -----------------    ---------------

       Cash Flows from Financing Activities:
          Distributions to limited partners                                          (1,700,004 )       (1,700,004 )
                                                                               -----------------    ---------------
                 Net cash used in financing activities                               (1,700,004 )       (1,700,004 )
                                                                               -----------------    ---------------

   Net Decrease in Cash and Cash Equivalents                                            (41,554 )          (25,101 )

   Cash and Cash Equivalents at Beginning of Period                                     785,750            818,231
                                                                               -----------------    ---------------

   Cash and Cash Equivalents at End of Period                                       $   744,196         $  793,130
                                                                               =================    ===============

   Supplemental Schedule of Non-Cash Financing
       Activities:

          Distributions declared and unpaid at end of
             period                                                                 $   850,002         $  850,002
                                                                               =================    ===============


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the six months ended June 30, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Land and Buildings on Operating Leases:

         In June 2002, the Partnership reinvested the majority of the net sales proceeds from the sale of the property in Dayton, Ohio, in a property in Houston, Texas at an approximate cost of $918,000. The Partnership acquired this property from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners (see Note 6).

4.       Restricted Cash:

         As of June 30, 2002, a portion of the net sales proceeds from the sale of the Partnership's property in Dayton, Ohio were being held in an interest bearing account pending the release of the funds.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


5.       Discontinued Operations:

         In April, 2002, the Partnership entered into an agreement with an unrelated third party to sell the property in Overland Park, Kansas. As a result, the Partnership reclassified the assets relating to this property from direct financing leases, land and building on operating leases, and accrued rental income to real estate held for sale. The property was recorded at the lower of its carrying amount or fair value less cost to sell. In connection with the expected sale, the Partnership recorded a loss on disposal from discontinued operations of $105,193 in previously accrued rental income and unamortized lease costs.

         In June 2002, the Partnership sold its property in Dayton, Ohio to the tenant and received net sales proceeds of approximately $1,049,900 resulting in a gain on disposal of discontinued operations of approximately $303,200. The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.

         The operating results of discontinued operations are as follows:

                                                      Quarter Ended June 30,         Six Months Ended June 30,
                                                      2002               2001           2002           2001
                                                 ---------------     -------------  -------------  -------------
          Rental revenues                            $   53,426         $  68,878      $ 111,789      $ 127,259
          Other Income                                      658                --         31,898             --
          Expenses                                       (2,143 )          (6,430 )       (9,711 )      (12,860 )
          Gain on disposal of assets                    303,176                --        197,983             --
                                                 ---------------     -------------  -------------  -------------
          Income (loss) from discontinued
               operations                           $   355,117         $  62,448      $ 331,959      $ 114,399
                                                 ===============     =============  =============  =============

6.       Related Party Transactions:

         In June 2002, the Partnership acquired a property, in Houston, Texas, from CNL Funding 2001-A, LP, for a purchase price of approximately $918,000 (see Note 3). CNL Funding 2001-A, LP is an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the property, including closing costs.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2001 and 2002, the Partnership owned 40 Properties directly. In addition, as of June 30, 2001 and 2002, the Partnership owned six Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 2002 and 2001 was cash from operating activities (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operating activities was $1,655,782 and $1,610,208 for the six months ended June 30, 2002 and 2001, respectively. The increase in cash from operating activities for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, was a result of changes in the Partnership's working capital and changes in income and expenses, as described below.

         Other sources and uses of capital included the following during the six months ended June 30, 2002.

         In June 2002, the Partnership sold its Property in Dayton, Ohio to the tenant and received net sales proceeds of approximately $1,049,900 resulting in a gain on disposal of discontinued operations of approximately $303,200 during the quarter and six months ended June 30, 2002. In addition, in June 2002, the Partnership reinvested the majority of these net sales proceeds in a Property in Houston, Texas. The Partnership acquired this Property from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire the Property, including closing costs. The general partners believe that this transaction, or a portion thereof, relating to the sale of the Property in Dayton, Ohio and the reinvestment of the net sales proceeds, described above, will qualify as a like-kind transaction for federal income tax purpose. The Partnership anticipates its distributions will be sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the transaction.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts, and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 2002, the Partnership had $744,196 invested in such short-term investments, as compared to $785,750 at December 31, 2001. The funds remaining at June 30, 2002, will be used to pay distributions and other liabilities of the Partnership.

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

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the Partnership's operations.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the limited partners of $1,700,004 for each of the six months ended June 30, 2002 and 2001 ($850,002 for each applicable quarter). This represents distributions of $0.43 per unit for each of the six months ended June 30, 2002 and 2001 ($0.21 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2002 and 2001. No amounts distributed to the limited partners for the quarters and six months ended June 30, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The
Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, were $926,453 at June 30, 2002, as compared to $993,771 at December 31, 2001, primarily as a result of a decrease in rents paid in advance and deposits at June 30, 2002, as compared to December 31, 2001. Liabilities at June 30, 2002, to the extent they exceed cash and cash equivalents at June 30, 2002, will be paid from anticipated future cash from operations, or in the event the general partners elect to make additional capital contributions or loans, from future general partner's capital contributions or loans.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $1,467,016 for the six months ended June 30, 2002 as compared to $1,493,502 in the comparable period of 2001, of which
$733,236 and $740,696 were earned during the second quarter of 2002 and 2001, respectively. The decrease in rental revenues during the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, was primarily due to the fact that the Partnership sold its Property in Mount Airy, North Carolina in April 2001. Rental revenues are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to increase due to the fact that the Partnership reinvested the majority of net sales proceeds relating to the sale of the Property in Mount Airy, North Carolina, in a Property in Blue Springs, Missouri with an affiliate of the General Partners, as tenants-in-common.

         For the six months ended June 30, 2002 and 2001, the Partnership also earned $104,083 and $86,219, respectively, in contingent rental income, $53,153 and $61,184 of which were earned during the quarters ended June 30, 2002 and 2001, respectively. The increase in contingent rental income during the six months ended June 30, 2002, as compared to the same period of 2001, was primarily attributable to an increase in gross sales for certain restaurant Properties whose leases require the payment of contingent rental income.

         During the six months ended June 30, 2002 and 2001, the Partnership also earned $4,614 and $18,749, respectively, in interest and other income, $2,450 and $10,387 of which were earned during the quarters ended June 30, 2002 and 2001, respectively.

         During the six months ended June 30, 2002 and 2001, the Partnership earned $151,493 and $139,440, respectively, attributable to the net income earned by these joint ventures, $75,829 and $78,791 of which were earned during the quarters ended June 30, 2002 and 2001, respectively. The increase in net income earned by unconsolidated joint ventures during the six months ended June 30, 2002, as compared to the same period of 2001, was primarily attributable to the fact that in April 2001, the Partnership used the majority of the net sales proceeds received from the sale of its Property in Mount Airy, North Carolina, to acquire an interest in a Property in Blue Springs, Missouri, as tenants-in-common with CNL Income Fund XV, Ltd., a Florida limited partnership and affiliate of the general partners.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $416,459 and $550,834 for the six months ended June 30, 2002 and 2001, respectively, of which $190,900 and $185,037 were incurred during the quarters ended June 30, 2002 and 2001, respectively. The decrease in operating expenses during the six months ended June 30, 2002, as compared to the same period of 2001, was primarily attributable to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. In addition, the decrease in operating expenses during the six months ended June 30, 2002, was partially due to a decrease in state tax expense. The decrease in operating expenses during the six months ended June 30, 2002, as compared to the same period of 2001, was also partially due to the fact that during the six months ended June 30, 2001, the Partnership incurred expenses such as legal fees relating to several Properties with tenants who experienced financial difficulties.

         Operating expenses were also higher during the six months ended June 30, 2001, as compared to the same period of 2002, due to the fact that the Partnership recorded a provision for write-down of assets of $56,506 for the Property in Mount Airy, North Carolina in March 2001. The provision represented the difference between the carrying value of the Property and its fair value.

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

         In April, 2002, the Partnership entered into an agreement with an unrelated third party to sell the property in Overland Park, Kansas. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership reclassified the assets relating to this Property from direct financing leases, land and building on operating leases, and accrued rental income to real estate held for sale. The property in Overland Park, Kansas was recorded at the lower of its carrying amount or fair value less cost to sell. In connection with the expected sale, the Partnership recorded a loss on disposal from discontinued operations of $105,193 in previously accrued rental income and unamortized lease costs. In addition, in June 2002, the Partnership sold its Property in Dayton, Ohio to the tenant and received net sales proceeds of approximately $1,049,900 resulting in a gain on disposal of discontinued operations of $303,176. During the six months ended June 30, 2002, the Partnership suspended the recording of depreciation, accrued rental income and amortization of lease costs upon placing both properties up for sale. During the six months ended June 30, 2002, the Partnership received and recorded as other income $31,240 relating to a right of way taking in connection with a parcel of land on the Property in Overland Park, Kansas. The Partnership recognized, in connection with these Properties, net rental income (rental revenues less Property related expenses) of $133,976 and $114,399, during the six months ended June 30, 2002 and 2001, respectively, of which $51,941 and $62,448 were earned during the quarters ended June 30, 2002 and 2001, respectively. These amounts were reported as Discontinued Operations in the financial statements.


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

                  10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Filed herewith.)

                  (b)      Reports of Form 8-K

                           No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12th day of August, 2002.


                                   By:CNL INCOME FUND XIII, LTD.
                                      General Partner


                                      By:/s/ James M. Seneff, Jr.
                                         -------------------------------------
                                         JAMES M. SENEFF, JR.
                                         Chief Executive Officer
                                         (Principal Executive Officer)


                                      By:/s/ Robert A. Bourne
                                         -------------------------------------
                                         ROBERT A. BOURNE
                                         President and Treasurer
                                         (Principal Financial and
                                          Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XIII, Ltd. (the "Partnership"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Partnership's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




Date:   August 12, 2002                   /s/ James M. Seneff, Jr.
                                          -------------------------------
                                          Name:  James M. Seneff, Jr.
                                          Title: Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Robert A. Bourne, the President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XIII, Ltd. (the "Partnership"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Partnership's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




Date:   August 12, 2002                   /s/ Robert A. Bourne
                                          --------------------------------
                                          Name:  Robert A. Bourne
                                          Title: President and Treasurer

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

            10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Filed herewith.)

                                  EXHIBIT 10.5