Form 10-Q
period 2002-09-30
CNL INCOME FUND XIII LTD
filed 2002-11-13
CIK 893562

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2002
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ____________________ to ______________________


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

                                    CONTENTS





Part I                                                                 Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                              1

                  Condensed Statements of Income                        2

                  Condensed Statements of Partners' Capital             3

                  Condensed Statements of Cash Flows                    4

                  Notes to Condensed Financial Statements               5-6

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   7-9

   Item 3.   Quantitative and Qualitative Disclosures About Market
                  Risk                                                  9

   Item 4.   Controls and Procedures                                    10

Part II

   Other Information                                                    11-12

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS




                                                                           September 30,            December 31,
                                                                               2002                     2001
                                                                         ------------------      -------------------
                              ASSETS

  Land and buildings on operating leases, net                                $  21,148,732            $  20,079,603
  Net investment in direct financing leases                                      5,595,114                5,182,644
  Real estate held for sale                                                             --                1,921,589
  Investment in joint ventures                                                   3,217,132                3,318,655
  Cash and cash equivalents                                                      1,161,354                  785,750
  Receivables, less allowance for doubtful accounts of $1,517
      in 2002                                                                       30,868                   46,040
  Due from related parties                                                           9,132                      513
  Accrued rental income                                                          1,898,402                1,796,805
  Other assets                                                                      34,286                   17,834
                                                                         ------------------      -------------------

                                                                             $  33,095,020            $  33,149,433
                                                                         ==================      ===================



                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses                                       $     22,019              $     5,945
  Real estate taxes payable                                                          2,940                    5,372
  Distributions payable                                                            850,002                  850,002
  Due to related parties                                                            29,093                   15,534
  Rents paid in advance and deposits                                                    --                   91,470
  Deferred rental income                                                            24,212                   25,448
                                                                         ------------------      -------------------
      Total liabilities                                                            928,266                  993,771

  Partners' capital                                                             32,166,754               32,155,662
                                                                         ------------------      -------------------

                                                                             $  33,095,020            $  33,149,433
                                                                         ==================      ===================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                   Quarter Ended                  Nine Months Ended
                                                                   September 30,                    September 30,
                                                               2002             2001            2002             2001
                                                           -------------    -------------  ---------------  ---------------
Revenues:
    Rental income from operating leases                       $ 628,444        $ 579,417      $ 1,826,425     $  1,738,391
    Earned income from direct financing leases                  134,900          153,409          403,936          487,936
    Contingent rental income                                     67,460           40,538          171,543          126,757
    Interest and other income                                       634            4,627            5,248           23,376
                                                           -------------    -------------  ---------------  ---------------
                                                                831,438          777,991        2,407,152        2,376,460
                                                           -------------    -------------  ---------------  ---------------

Expenses:
    General operating and administrative                         64,652           39,667          216,659          259,556
    Property expenses                                             5,490           16,638           18,200           34,328
    Management fees to related parties                            8,612            9,334           27,818           27,245
    State and other taxes                                            --               --           37,608           57,077
    Depreciation and amortization                               100,009           90,880          294,937          272,640
    Provision for write-down of assets                               --               --               --           56,506
                                                           -------------    -------------  ---------------  ---------------
                                                                178,763          156,519          595,222          707,352
                                                           -------------    -------------  ---------------  ---------------

Income Before Equity in Earnings of Joint Ventures              652,675          621,472        1,811,930        1,669,108

Equity in Earnings of Joint Ventures                             76,297           89,994          227,790          229,434
                                                           -------------    -------------  ---------------  ---------------

Income from Continuing Operations                               728,972          711,466        2,039,720        1,898,542
                                                           -------------    -------------  ---------------  ---------------

Discontinued Operations (Note 4):
    Income from discontinued operations, net                    162,119           46,178          296,095          160,577
    Gain on disposal of discontinued operations, net             27,300               --          225,283               --
                                                           -------------    -------------  ---------------  ---------------
                                                                189,419           46,178          521,378          160,577
                                                           -------------    -------------  ---------------  ---------------

Net Income                                                    $ 918,391        $ 757,644      $ 2,561,098     $  2,059,119
                                                           =============    =============  ===============  ===============

Income Per Limited Partner Unit
    Continuing operations                                      $   0.18         $   0.18        $    0.51       $     0.47
    Discontinued operations                                        0.05             0.01             0.13             0.04
                                                           -------------    -------------  ---------------  ---------------

Total                                                          $   0.23         $   0.19        $    0.64       $     0.51
                                                           =============    =============  ===============  ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                         4,000,000        4,000,000        4,000,000        4,000,000
                                                           =============    =============  ===============  ===============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                          Nine Months Ended          Year Ended
                                                                            September 30,           December 31,
                                                                                 2002                   2001
                                                                         ---------------------    ------------------
General partners:
    Beginning balance                                                          $      191,934          $    191,934
    Net income                                                                             --                    --
                                                                         ---------------------    ------------------
                                                                                      191,934               191,934
                                                                         ---------------------    ------------------

Limited partners:
    Beginning balance                                                              31,963,728            32,527,915
    Net income                                                                      2,561,098             2,835,821
    Distributions ($0.64 and $0.85 per
       limited partner unit, respectively)                                         (2,550,006 )          (3,400,008 )
                                                                         ---------------------    ------------------
                                                                                   31,974,820            31,963,728
                                                                         ---------------------    ------------------

Total partners' capital                                                       $    32,166,754         $  32,155,662
                                                                         =====================    ==================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                     2002                2001
                                                                               -----------------    ---------------
   Increase (Decrease) in Cash and Cash Equivalents

       Net Cash Provided by Operating Activities                                   $  2,650,401        $ 2,417,299
                                                                               -----------------    ---------------

       Cash Flows from Investing Activities:
          Proceeds from sale of assets                                                2,144,163            947,000
          Additions to land and buildings                                            (1,868,954 )               --
          Investment in joint venture                                                        --           (882,305 )
                                                                               -----------------    ---------------
                 Net cash provided by investing activities                              275,209             64,695
                                                                               -----------------    ---------------

       Cash Flows from Financing Activities:
          Distributions to limited partners                                          (2,550,006 )       (2,550,006 )
                                                                               -----------------    ---------------
                 Net cash used in financing activities                               (2,550,006 )       (2,550,006 )
                                                                               -----------------    ---------------

   Net Increase (decrease) in Cash and Cash Equivalents                                 375,604            (68,012 )

   Cash and Cash Equivalents at Beginning of Period                                     785,750            818,231
                                                                               -----------------    ---------------

   Cash and Cash Equivalents at End of Period                                      $  1,161,354         $  750,219
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

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Land and Buildings on Operating Leases:

         In June 2002, the Partnership reinvested the majority of the net sales proceeds from the sale of the property in Dayton, Ohio, in a property in Houston, Texas at an approximate cost of $918,000. The Partnership acquired this property from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners (see Note 4 and 5).

         In September 2002, the Partnership reinvested the majority of the net sales proceeds from the sale of the property in Overland Park, Kansas, in a property in Lee's Summit, Missouri at an approximate cost of $951,000. The Partnership acquired this property from CNL Net Lease Investors, L.P., a California limited partnership and an affiliate of the general partners (see Note 5). The land portion of this property was classified as an operating lease while the building portion was classified as a direct financing lease.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


4.       Discontinued Operations:

         In June 2002, the Partnership sold its property in Dayton, Ohio to the tenant and received net sales proceeds of approximately $1,049,900 resulting in a gain on disposal of discontinued operations of approximately $303,200. In August 2002, the Partnership sold its Property in Overland Park, Kansas to an unrelated third party and received net sales proceeds of $1,094,300 resulting in a loss on disposal of discontinued operations of approximately $77,900. The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.

         The operating results of discontinued operations are as follows:


                                                                                         Nine Months Ended
                                                   Quarter Ended September 30,             September 30,
                                                      2002               2001           2002           2001
                                                 ---------------     -------------  -------------  -------------
          Rental revenues                            $   15,027         $  52,613      $ 126,816      $ 179,872
          Other Income                                       --                --         31,898             --
          Termination Fee Income                        147,750                --        147,750             --
          Expenses                                         (658 )          (6,435 )      (10,369 )      (19,295 )
          Gain on disposal of assets                     27,300                --        225,283             --
                                                 ---------------     -------------  -------------  -------------
          Income from discontinued
               operations                           $   189,419         $  46,178      $ 521,378      $ 160,577
                                                 ===============     =============  =============  =============

5.       Related Party Transactions:

         In June 2002, the Partnership acquired a property, in Houston, Texas, from CNL Funding 2001-A, LP, for approximately $918,000 (see Note 3). CNL Funding 2001-A, LP, an affiliate of the general partners, had purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the property.

         In September 2002, the Partnership acquired a property in Lee's Summit, Missouri, from CNL Net Lease Investors, L.P. ("NLI") at an approximate cost of $951,000 (see Note 3). During 2002, and prior to the Partnership's acquisition of this property, CNL Financial LP Holding, LP ("CFN") and CNL Net Lease Investors GP Corp. ("GP Corp") purchased the limited partner's interest and general partner's interest, respectively, of NLI. Prior to this transaction, an affiliate of the Partnership's general partners owned a 0.1% interest in NLI and served as a general partner of NLI. The original general partners of NLI waived their rights to benefit from this transaction. The acquisition price paid by CFN for the limited partner's interest was based on the portfolio acquisition price. The Partnership acquired the property in Lee's Summit, Missouri at CFN's cost and did not pay any additional compensation to CFN for the acquisition of this property. Each CNL entity is an affiliate of the Partnership's general partners.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2001 and 2002, the Partnership owned 40 Properties directly and six Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) was $2,650,401 and $2,417,299 for the nine months ended September 30, 2002 and 2001, respectively. The increase in cash from operating activities for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, was a result of changes in the Partnership's working capital and changes in income and expenses, as described below.

         Other sources and uses of capital included the following during the nine months ended September 30, 2002.

         In June 2002, the Partnership sold its Property in Dayton, Ohio to the tenant and received net sales proceeds of approximately $1,049,900 resulting in a gain on disposal of discontinued operations of approximately $303,200. In addition, in June 2002, the Partnership reinvested the majority of these net sales proceeds in a Property in Houston, Texas. The Partnership acquired this Property from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the Property. The general partners believe that this transaction, or a portion thereof, relating to the sale of the Property in Dayton, Ohio and the reinvestment of the net sales proceeds, described above, will qualify as a like-kind transaction for federal income tax purpose. The Partnership anticipates its distributions will be sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the transaction.

         In August 2002, the Partnership sold its Property in Overland Park, Kansas to an unrelated third party and received net sales proceeds of approximately $1,094,300 resulting in a loss on disposal of discontinued operations of approximately $77,900. In addition, in September 2002, the Partnership reinvested the majority of these net sales proceeds in a Property in Lee's Summit, Missouri. The Partnership acquired this Property from CNL Net Lease Investors, L.P. ("NLI") at an approximate cost of $951,000. During 2002, and prior to the Partnership's acquisition of this property, CNL Financial LP Holding, LP ("CFN") and CNL Net Lease Investors GP Corp. ("GP Corp") purchased the limited partner's interest and general partner's interest, respectively, of NLI. Prior to this transaction, an affiliate of the Partnership's general partners owned a 0.1% interest in NLI and served as a general partner of NLI. The original general partners of NLI waived their rights to benefit from this transaction. The acquisition price paid by CFN for the limited partner's interest was based on the portfolio acquisition price. The Partnership acquired the property in Lee's Summit, Missouri at CFN's cost and did not pay any additional compensation to CFN for the acquisition of this property. Each CNL entity is an affiliate of the Partnership's general partners.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts, and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 2002, the Partnership had $1,161,354 invested in such short-term investments, as compared to $785,750 at December 31, 2001. The increase in cash and cash equivalents at September 30, 2002, as compared to December 31, 2001, was primarily due to approximately $275,000 in remaining net sales proceeds pending reinvestment in an additional Property. The funds remaining at September 30, 2002, after payment of distributions and other liabilities, will be used to invest in an additional Property, and to meet the Partnership's working capital needs.

Short-Term Liquidity

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will generate net cash flow in excess of operating expenses.

         The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the Partnership's operations.

         Total liabilities of the Partnership, including distributions payable, were $928,266 at September 30, 2002, as compared to $993,771 at December 31, 2001, primarily as a result of a decrease in rents paid in advance and deposits at September 30, 2002, as compared to December 31, 2001. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the limited partners of $2,550,006 for each of the nine months ended September 30, 2002 and 2001 ($850,002 for each applicable quarter). These represent distributions of $0.64 per unit for each of the nine months ended September 30, 2002 and 2001 ($0.21 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2002 and 2001. No amounts distributed to the limited partners for the quarters and nine months ended September 30, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $2,230,361 for the nine months ended September 30, 2002 as compared to $2,226,327 in the comparable period in 2001, of which $763,344 and $732,826 were earned during the third quarter of 2002 and 2001, respectively. The increase in rental revenues during the quarter and nine months ended September 30, 2002, as compared to the same periods in 2001, was primarily due to the Partnership reinvesting the majority of the net sales proceeds in two Properties in Houston, Texas and Lee's Summit, Missouri, as described above in "Capital Resources." The increase in rental revenues during the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001, was partially offset by the fact that the Partnership sold its Property in Mount Airy, North Carolina in April 2001.

         During the nine months ended September 30, 2002 and 2001, the Partnership also earned $171,543 and $126,757, respectively, in contingent rental income, $67,460 and $40,538 of which were earned during the quarters ended September 30, 2002 and 2001, respectively. The increase in contingent rental income during the nine months ended September 30, 2002, as compared to the same period in 2001, was primarily attributable to an increase in gross sales for certain restaurant Properties whose leases require the payment of contingent rental income.

         During the nine months ended September 30, 2002 and 2001, the Partnership also earned $5,248 and $23,376, respectively, in interest and other income, $634 and $4,627 of which were earned during the quarters ended September 30, 2002 and 2001, respectively. Interest and other income were higher during the nine months ended September 30, 2001, as compared to the same period in 2002, primarily due to higher average cash balances during the nine months ended September 30, 2001.

         During the nine months ended September 30, 2002 and 2001, the Partnership earned $227,790 and $229,434, respectively, attributable to the net income earned by joint ventures, $76,297 and $89,994 of which were earned during the quarters ended September 30, 2002 and 2001, respectively. The decrease in net income earned by joint ventures, during the quarter and nine months ended September 30, 2002, is primarily due to a decrease in contingent rental income resulting from lower gross sales from the restaurant Property in Miami, Florida, the lease of which requires the payment of contingent rental income. The
Partnership owns approximately a 48% interest in this Property as, tenants-in-common, with Florida limited partnerships which are affiliates of the general partners. The decrease in net income earned by unconsolidated joint ventures during the quarter and nine months ended September 30, 2002, as compared to the same periods in 2001, was partially offset by the fact that in April 2001, the Partnership used the majority of the net sales proceeds received from the sale of its Property in Mount Airy, North Carolina, to acquire an interest in a Property in Blue Springs, Missouri. The Partnership owns approximately a 41% interest in this Property, as tenants-in-common, with CNL Income Fund XV, Ltd., a Florida limited partnership and affiliate of the general partners.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $595,222 and $707,352 for the nine months ended September 30, 2002 and 2001, respectively, of which $178,763 and $156,519 were incurred during the quarters ended September 30, 2002 and 2001, respectively. The decrease in operating expenses during the nine months ended September 30, 2002, as compared to the same period in 2001, was partially attributable to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. In addition, the decrease in operating expenses during the nine months ended September 30, 2002, was partially due to a decrease in state tax expense and lower Property expenses relating to properties with a tenant who was experiencing financial difficulties; the leases of these properties have been assigned to new tenants.

         Operating expenses were also higher during the nine months ended September 30, 2001, as compared to the same period of 2002, due to the fact that the Partnership recorded a provision for write-down of assets of $56,506 for the Property in Mount Airy, North Carolina in March 2001. The provision represented the difference between the carrying value of the Property and its fair value. The decrease in operating expenses during the nine months ended September 30, 2002, was partially offset by an increase in depreciation expense due to the Property acquisitions described above.

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

         During the nine months ended September 30, 2002, the Partnership identified and sold two Properties that met the criteria of this standard. The financial results of these Properties were classified as Discontinued Operations in the accompanying financial statements. The majority of the net sales proceeds from the sales of these Properties were reinvested in income producing Properties.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

         Subsequent to the above evaluation, there were no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings.   Inapplicable.

Item 2.     Changes in Securities.   Inapplicable.

Item 3.     Default upon Senior Securities.   Inapplicable.

Item 4.     Submission of Matters to a Vote of Security Holders.   Inapplicable.

Item 5.     Other Information.   Inapplicable.

Item 6.     Exhibits and Reports on Form 8-K.

              (a  Exhibits

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

                  10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002, and incorporated herein by reference.)

                  99.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                  99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                  (b)      Reports of Form 8-K

                           No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 7th day of November, 2002.


                                            By:CNL INCOME FUND XIII, LTD.
                                               General Partner


                                                By:/s/ James M. Seneff, Jr.
                                                   ---------------------------
                                                   JAMES M. SENEFF, JR.
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


                                                By:/s/ Robert A. Bourne
                                                   ---------------------------
                                                   ROBERT A. BOURNE
                                                   President and Treasurer
                                                   (Principal Financial and
                                                    Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


        I, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XIII, Ltd. (the "registrant"), certify that:

        1.  I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  the
            registrant;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all  significant  deficiencies  in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 7, 2002


/s/ James M. Seneff, Jr.
-------------------------------
James M. Seneff, Jr.
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Robert A. Bourne, President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XIII, Ltd. (the "registrant") certify that:

        1.  I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  the
            registrant;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all  significant  deficiencies  in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 7, 2002


/s/ Robert A. Bourne
----------------------------
Robert A. Bourne
President and Treasurer

                                  EXHIBIT INDEX


Exhibit Number

        (c)  Exhibits

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

              10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit
                       10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002, and incorporated herein by reference.)

              99.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

              99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                                 EXHIBIT 99.1

                                  EXHIBIT 99.2