Form 10-K
period 2002-12-31
CNL INCOME FUND XIII LTD
filed 2003-03-28
CIK 893562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes___ No_X_

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

         As of December 31, 1999, the Partnership owned 46 Properties, either directly or indirectly through joint venture or tenancy in common arrangements. During the year ended December 31, 2001, the Partnership sold its Property in Mount Airy, North Carolina, to the tenant and reinvested the net sales proceeds in a Golden Corral Property located in Blue Springs, Missouri, with an affiliate of the General Partners as tenants-in-common. During the year ended December 31, 2002, the Partnership sold its Properties in Dayton, Ohio and Overland Park, Kansas, and reinvested the majority of the net sales proceeds in two Properties located in Houston, Texas and Lee's Summit, Missouri. As of December 31, 2002, the Partnership owned 46 Properties. The 46 Properties include eight Properties consisting of land only, interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and four Properties owned with affiliates as tenants-in-common. Under the leases of the eight Properties consisting of land only, the tenant owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. The Partnership generally leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership holds its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer and Properties owned as tenants-in-common with affiliates of the General Partners provide for initial terms ranging from 10 to 20 years (the average being 19 years), and expire between 2003 and 2021. All leases are generally on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $30,600 to $222,500. A majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years, the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 37 of the Partnership's 46 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         During 2002, the Partnership reinvested the net sales proceeds it received from the sales of the Properties in Properties in Dayton, Ohio and Overland Park, Kansas, in two Properties located in Houston, Texas and Lee's Summit, Missouri. The lease terms for these Properties are substantially the same as the Partnership's other leases.

         In December 2002, AmeriKing Corporation, the parent company to National Restaurant Enterprises, Inc. which is the tenant of the Property in Cincinnati, Ohio, filed for bankruptcy protection. As of March 10, 2003, the Partnership has continued receiving rental payments relating to this lease. While the tenant has neither rejected nor affirmed the lease, there can be no assurance that it will not be rejected in the future. The lost revenues that would result if the tenant rejects this lease will have an adverse effect on the results of operations of the Partnership if the Partnership is unable to lease the Property in a timely manner.

Major Tenants

         During 2002, three lessees of the Partnership, Flagstar Enterprises, Inc., Long John Silver's, Inc., and Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common arrangements). As of December 31, 2002, Flagstar Enterprises, Inc. was the lessee under leases relating to 11 restaurants, Long John Silver's, Inc. was the lessee under leases relating to five restaurants, and Golden Corral Corporation was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these three lessees will each continue to contribute more than ten percent of the Partnership's total rental revenues in 2003. In addition, four Restaurant Chains, Long John Silver's, Hardee's, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), and Burger King, each accounted for more than ten percent of the Partnership's total rental revenues during 2002 (including the Partnership's share of rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common arrangements). It is anticipated that these four Restaurant chains each will continue to account for more than ten percent of the Partnership's total rental revenues under the terms of the leases in 2003. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.


Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into the following joint venture and tenancy in common arrangements as of December 31, 2002:

         Entity Name             Year      Ownership               Partners                   Property
Attalla Joint Venture            1993       50.00 %     CNL Income Fund XIV, Ltd.        Attalla, AL

CNL Income Fund II, Ltd.,  and   1994       66.13 %     CNL Income Fund II, Ltd.         Arvada, CO
     CNL  Income   Fund  XIII,
     Ltd., Tenants in Common

Salem Joint Venture              1995       27.80%      CNL Income Fund XIV, Ltd.        Salem, OH

CNL Income  Fund  XIII,  Ltd.,   1997       63.09%      CNL Income Fund XVII, Ltd.       Akron, OH
     and   CNL   Income   Fund
     XVII,  Ltd.,  Tenants  in
     Common

CNL  Income  Fund  III,  Ltd.,   1997       47.83%      CNL Income Fund III,  Ltd.       Miami, FL
     CNL   Income   Fund  VII,                          CNL Income  Fund  VII,   Ltd.
     Ltd.,  CNL Income Fund X,                          CNL Income Fund X, Ltd.
     Ltd.,   and  CNL   Income
     Fund XIII, Ltd.,  Tenants
     in Common

CNL Income  Fund  XIII,  Ltd.,   2001       41.00%      CNL Income Fund XV               Blue Spring, MS
     and CNL  Income  Fund XV,
     Ltd., Tenants in Common


         Each joint venture or tenancy in common was formed to hold one Property. Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida. The Partnership shares management control equally with the affiliates of the General Partners.

         The joint venture and tenancy in common arrangements provide for the Partnership and its joint venture or tenancy in common partners to share in all costs and benefits in proportion to each partner's percentage interest in the business entity. The Partnership and its partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture or tenancy in common. Net cash flow from operations is distributed to each joint venture or tenancy in common partner in accordance with its respective percentage interest in the business entity.

         Each joint venture has an initial term of 30 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of either joint venture or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venture, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partners to dissolve the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         The joint venture and tenancy in common agreements restrict each party's ability to sell, transfer or assign its joint venture or tenancy in common interest without first offering it for sale to its partners, either upon such terms and conditions as to which the parties may agree or, in the event the parties cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture or tenancy in common interest.

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

Certain Management Services

         RAI Restaurants, Inc. (formerly known as CNL Restaurants XVIII, Inc.), an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. CNL APF Partners, LP assigned its rights in, and its obligations under, the management agreement with the Partnership to RAI Restaurants, Inc. ("Advisor") effective January 1, 2002. All of the terms and conditions of the management agreement, including the payment of fees, remained unchanged. Under this agreement, the Advisor is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices, and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay the Advisor an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of American Properties Fund, Inc., the parent company of the Advisor, perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc. a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2002, the Partnership owned 46 Properties. Of the 46 Properties, 40 are owned by the Partnership in fee simple, two are owned through joint venture arrangements and four are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites, owned either directly or indirectly, range from approximately 19,900 to 145,400 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership, either directly or indirectly, as of December 31, 2002 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation.

                 State                                 Number of Properties

                 Alabama                                           3
                 Arizona                                           2
                 Arkansas                                          1
                 California                                        1
                 Colorado                                          1
                 Florida                                          10
                 Georgia                                           1
                 Indiana                                           1
                 Louisiana                                         1
                 Maryland                                          1
                 Missouri                                          2
                 Ohio                                              3
                 Pennsylvania                                      3
                 South Carolina                                    2
                 Tennessee                                         5
                 Texas                                             9
                                                               ------
                 TOTAL PROPERTIES                                 46
                                                               ======

         Buildings. Each of the Properties owned by the Partnership, either directly or indirectly, includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the eight Checkers Properties are owned by the tenant while the land parcels are owned by the Partnership. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the building owned by the Partnership range from approximately 1,900 to 11,500 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2002, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight-line method using a depreciable life of 40 years for federal income tax purposes.

         As of December 31, 2002, the aggregate cost of the Properties owned by the Partnership and joint ventures (including the Properties owned through tenancy in common arrangements) for federal income tax purposes was $31,225,186 and $6,852,267, respectively.


         The following table lists the Properties owned by the Partnership, either directly or indirectly, as of December 31, 2002 by Restaurant Chain.

               Restaurant Chain                       Number of Properties

                Arby's                                             3
                Burger King                                        4
                Checkers                                           8
                Chevy's Fresh Mex                                  1
                Denny's                                            3
                Golden Corral                                      4
                Hardee's                                          11
                Jack in the Box                                    4
                Long John Silver's                                 5
                Steak-N-Shake                                      1
                Taco Cabana                                        1
                Wendy's                                            1
                                                                -----
                TOTAL PROPERTIES                                  46
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

         At December 31, 2002, 2001, 2000, and 1999, the Properties were fully occupied. At December 31, 1998, the Properties were 98% occupied. The following is a schedule of the average rent per Property for the years ended December 31:

                                      2002              2001             2000              1999              1998
                                  --------------    -------------    --------------    -------------     -------------
Rental Revenues (1)(2)              $ 3,656,162     $ 3,768,826        $3,753,973       $3,727,854        $3,482,136
Properties (2)                               46              46                46               46                47
Average Rent Per Property                79,482      $   81,931          $ 81,608         $ 81,040          $ 74,088

         (1) Rental revenues include the Partnership's share of rental revenues from the Properties owned through joint venture and tenancy in common arrangements.

         (2) Excludes Properties that were vacant at December 31, and did not generate rental revenues during the year ended December 31.

         The following is a schedule of lease expirations for leases in place as of December 31, 2002 for the next ten years and thereafter.

                                                                                   Percentage of
                                     Number            Annual Rental             Gross Annual
        Expiration Year            of Leases              Revenues               Rental Income
        --------------------      -----------------    -------------------       ------------------
        2003                         1                $   34,266                      0.94%
        2004                        --                        --                         --
        2005                        --                        --                         --
        2006                        --                        --                         --
        2007                         1                    34,800                      0.96%
        2008                         2                   347,428                      9.56%
        2009                         2                   247,790                      6.82%
        2010                         2                   130,126                      3.58%
        2011                         3                   264,139                      7.27%
        2012                         1                    85,663                      2.36%
        Thereafter                  34                 2,490,825                     68.51%
                                   ---------          ----------------          -----------------

        Total                       46              $  3,635,037                    100.00%
                                   =========          ================          =================

         Leases with Major Tenants. The terms of the leases with the Partnership's major tenants as of December 31, 2002 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Flagstar Enterprises, Inc. leases 11 Hardee's restaurants. The initial term of each lease is 20 years (expiring in 2013) and the average minimum base annual rent is approximately $65,800 (ranging from approximately $54,700 to $73,600).

         Long John Silver's, Inc. leases five Long John Silver's restaurants. The initial term for four of the leases is 20 years (expiring in 2013). The initial term of the fifth lease, which the Partnership assumed from a third party in connection with the acquisition of the related Property, was five years; the tenant of the property exercised its option to extend the lease for an additional five years beginning on May 2002 (expiring in 2007). The average minimum base annual rent is approximately $81,600 (ranging from approximately $34,800 to $118,100).

         Golden Corral Corporation leases four Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2008 and 2015) and the average minimum base annual rent is approximately $190,000 (ranging from approximately $168,600 to $222,600).


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


                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 10, 2003, there were 3,027 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2002, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 2002, the price paid for any Unit transferred pursuant to the Plan ranged from $8.67 to $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2002 and 2001 other than pursuant to the Plan.

                                                2002(1)                                    2001(1)
                                 ---------------------------------------    ---------------------------------------
                                    High           Low          Average        High           Low          Average
                                 ----------    ----------     ----------    ----------    ----------     ----------
    First Quarter                   $ 9.50        $ 6.00         $ 7.95        $ 7.08        $ 6.04         $ 6.65
    Second Quarter                    7.09          7.05           7.07          7.01          6.57           6.76
    Third Quarter                     9.50          6.00           8.86          7.01          7.01           7.01
    Fourth Quarter                    6.00          6.00           6.00          7.45          6.39           6.97

(1)      A total of 59,780 and 18,355 Units were transferred other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  2002  and  2001,
         respectively.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 2002 and 2001, the Partnership declared cash distributions of $3,400,008 to the Limited Partners. Distributions of $850,002 were declared at the close of each of the Partnership's calendar quarters during 2002 and 2001 to the Limited Partners. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis. No amounts distributed to the Limited Partners for the years ended December 31, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions for an annual fee.

(b)      Not applicable.

Item 6.  Selected Financial Data

                                           2002             2001              2000             1999              1998
                                       -------------    --------------    -------------    --------------    -------------
Year ended December 31:
  Continuing Operations (2):
      Revenues                           $ 3,283,796       $3,187,169       $3,329,371        $3,230,159       $3,369,068
      Equity in earnings of
        joint ventures                       307,776          309,381          244,344           242,158          243,492
      Income from continuing
        operations                         2,811,166        2,622,897        2,872,443         2,461,171        2,482,482

  Discontinued Operations (3):
      Revenues                               306,464          241,295          244,380           247,417          177,055
      Income from discontinued
        operations (3)                       521,378          212,924          216,854           219,994           13,373

   Net income                              3,332,544        2,835,821        3,089,297         2,681,165        2,495,855

   Net income per unit:
   Continuing operations (1)               $    0.70         $   0.66         $   0.72          $   0.62         $   0.62
   Discontinued operations (2)                  0.13             0.05             0.05              0.05               --
                                       -------------    --------------    -------------    --------------    -------------
        Total                              $    0.83         $   0.71         $   0.77          $   0.67         $   0.62
                                       =============    ==============    =============    ==============    =============

   Cash distributions
      declared                           $ 3,400,008       $3,400,008      $ 3,400,008        $3,400,008       $3,400,008

   Cash distributions
      declared per unit                         0.85             0.85             0.85              0.85             0.85

   At December 31:
   Total assets                          $33,142,001      $33,149,433      $33,848,645       $34,337,261      $34,687,493
   Total partners' capital                32,088,198       32,155,662       32,719,849        33,030,560       33,749,403

(1) Income from continuing operations for the years ended December 31, 2001, 2000 and 1998 include provisions for write-down of assets of $56,506, $51,618 and $605,290, respectively. Income from continuing operations for the year ended December 31, 1999, includes a loss on removal of building of $352,285 and a gain on sale of assets of $176,159.

(2) Certain items in the prior year's financial statements have been reclassified to conform to 2002 presentation. These reclassifications had no effect on total net income. The results of operations relating to properties that were either disposed of or were classified as held for sale as of December 31, 2002 are reported as discontinued operations. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations.

(3) Income from discontinued operations for the year ended December 31, 2002 includes provisions for write-down of assets of $105,193, and gains on sale of assets of $330,476.

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

         The leases provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $30,600 to $222,500. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

         As of December 31, 2000, the Partnership owned 41 Properties directly and five Properties indirectly through joint venture or tenancy in common arrangements. As of December 31, 2002 and 2001, the Partnership owned 40 Properties directly and six Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         For the years ended December 31, 2002, 2001 and 2000, cash from operating activities was $3,614,895, $3,302,832 and $3,360,034, respectively. The increase in cash from operating activities during 2002, as compared to 2001, and the decrease in cash from operating activities during 2001, as compared to 2000, resulted from changes in the Partnership's working capital and changes in income and expenses.

         Other sources and uses of cash included the following during the years ended December 31, 2002, 2001, and 2000.

         In May 1999, the Partnership entered into a new lease for the Property in Philadelphia, Pennsylvania with the new tenant to operate the Property as an Arby's restaurant. In connection therewith, the Partnership funded a total of approximately $325,900 in renovation costs, of which approximately $87,600 was incurred during the year ended December 31, 2000. The Partnership used a portion of the net sales proceeds from the 1999 sale of the Property in Houston, Texas, to pay such costs.

         In April 2001, the Partnership sold its Property in Mount Airy, North Carolina and received net sales proceeds of approximately $947,000. Due to the fact that during 2001 the Partnership had recorded a provision for write-down of assets for this Property, no additional gain or loss was recognized upon sale. In April 2001, the Partnership reinvested approximately $882,300 of these sales proceeds in a Property in Blue Springs, Missouri, as tenants-in-common, with CNL Income Fund XV, Ltd. ("CNL XV"), a Florida limited partnership and an affiliate of the General Partners. The Partnership and CNL XV, as tenants-in-common, acquired this Property from CNL BB Corp., an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership and CNL XV, as tenants-in-common. The purchase price paid by the Partnership and CNL XV, as tenants-in-common, represented the costs incurred by the affiliate to acquire the Property. As of December 31, 2002, the Partnership owned a 41% interest in the profits and losses of the Property.

         In April 2002, the Partnership recorded a provision for write-down of assets of $105,193 in anticipation of the sale of the Property in Overland Park, Kansas. The provision represented the difference between the Property's net carrying value and its estimated fair value. In August 2002, the Partnership sold this Property in Overland Park, Kansas to a third party and received net sales proceeds of $1,094,300 resulting in a gain on disposal of discontinued operations of approximately $27,300. In addition, in September 2002, the Partnership reinvested the majority of these net sales proceeds in a Property in Lee's Summit, Missouri. The Partnership acquired this Property from CNL Net Lease Investors, L.P. ("NLI") at an approximate cost of $951,000. During 2002, and prior to the Partnership's acquisition of this Property, CNL Financial LP Holding, LP ("CFN") and CNL Net Lease Investors GP Corp. ("GP Corp") purchased the limited partner's interest and general partner's interest, respectively, of NLI. Prior to this transaction, an affiliate of the Partnership's General Partners owned a 0.1% interest in NLI and served as a general partner of NLI. The original general partners of NLI waived their rights to benefit from this transaction. The acquisition price paid by CFN for the limited partner's interest was based on the portfolio acquisition price. The Partnership acquired the property in Lee's Summit, Missouri at CFN's cost and did not pay any additional compensation to CFN for the acquisition of this property. Each CNL entity is an affiliate of the Partnership's General Partners.

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

         In December 2002, AmeriKing Corporation, the parent company to National Restaurant Enterprises, Inc. which is the tenant of the Property in Cincinnati, Ohio, filed for bankruptcy protection. As of March 15, 2003, the Partnership has continued receiving rental payments relating to this lease. While the tenant has neither rejected nor affirmed the lease, there can be no assurance that it will not be rejected in the future. The lost revenues that would result if the tenant rejects this lease will have an adverse effect on the results of operations of the Partnership if the Partnership is unable to lease the Property in a timely manner.

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

         Currently, rental income from the Partnership's Properties are invested in short-term highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending use of such funds to invest in an additional Property, and to pay Partnership expenses, or to make distributions to partners. At December 31, 2002, the Partnership had $1,275,846 invested in such short-term investments as compared to $785,750 at December 31, 2001. The increase in cash and cash equivalents at December 31, 2002, as compared to December 31, 2001, was primarily due to approximately $275,000 in remaining net sales proceeds pending reinvestment in an additional Property. As of December 31, 2002, the average interest rate earned by the Partnership on the rental income deposited in demand deposit accounts at commercial banks was approximately 1.31% annually. The funds remaining at December 31, 2002, after payment of distributions and other liabilities, will be used to invest in an additional Property, and to meet the Partnership's working capital needs.

Short-Term Liquidity

         The Partnership's investment strategy of acquiring Properties for cash and generally leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The General Partners believe that the leases will continue to generate net cash flow in excess of operating expenses.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on current and for the years ended December 31, 2001 and 2000, future anticipated cash from operations, the Partnership declared distributions to the Limited Partners of $3,400,008 for each of the years ended December 31, 2002, 2001 and 2000. This represents distributions of $0.85 per Unit for each of the years ended December 31, 2002, 2001 and 2000. No distributions were made to the General partners during the years ended December 31, 2002, 2001 and 2000. No amounts distributed to the Limited Partners for the years ended December 31, 2002, 2001 and 2000, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The
Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2002, 2001 and 2000.

         As of December 31, 2002 and 2001, the Partnership owed $20,593 and $15,534, respectively, to affiliates for operating expenses, accounting and administrative services, and management fees. As of March 15, 2003, the Partnership had reimbursed the affiliates for these amounts. Other liabilities, including distributions payable, increased to $1,033,210 at December 31, 2002, from $978,237 at December 31, 2001, primarily as a result of an increase in rents paid in advance. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Accounting Standard No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for using either the direct financing or the operating method. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumptions regarding collectibility of lease payments could result in a change in accounting for the lease at the inception of the lease.

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

         Management reviews the Partnership's Properties and investments in unconsolidated entities periodically for impairment, at least once a year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment is based on the carrying amount of the Property or investment at the date it is tested for recoverability compared to the sum of the estimated future cash flows expected to result from its operation and sale through the expected holding period. If an impairment is indicated, the asset is adjusted to its estimated fair value.

         When the Partnership makes the decision to sell or commits to a plan to sell a Property, its operating results are reported as discontinued operations.

Results of Operations

Comparison of the year ended December 31, 2002 to the year ended December 31,
2001

         Total rental revenues were $3,008,601 for the year ended December 31, 2002 as compared to $2,966,922 in the same period in 2001. The increase in rental revenues during 2002, as compared to the same period in 2001, was primarily due to the Partnership reinvesting the majority of the net proceeds from the 2002 sales of Dayton, Ohio, and Overland Park, Kansas in two Properties in Houston, Texas and Lee's Summit, Missouri. The increase in rental revenues during 2002, as compared to the same period in 2001, was partially offset by the fact that the Partnership sold its Property in Mount Airy, North Carolina in April 2001 and reinvested the majority of the net sales proceeds in a Property in Blue Springs, Missouri with an affiliate of the General Partners, as tenants-in-common.

         During the years ended December 31, 2002 and 2001, the Partnership also earned $269,673 and $195,058, respectively, in contingent rental income. The increase in contingent rental income during 2002, as compared to the same period in 2001, was primarily attributable to an increase in gross sales for certain restaurant Properties whose leases require the payment of contingent rental income.

         During the years ended December 31, 2002 and 2001, the Partnership earned $307,776 and $309,381, respectively, attributable to the net income earned by joint ventures. The decrease in net income earned by joint ventures, during 2002, is due to a decrease in contingent rental income resulting from lower gross sales from the restaurant Property in Miami, Florida, the lease of which requires the payment of contingent rental income. The Partnership owns approximately a 48% interest in this Property as, tenants-in-common, with Florida limited partnerships which are affiliates of the General Partners. The decrease in net income earned by joint ventures during 2002, as compared to the same period in 2001, was partially offset by the fact that in April 2001, the Partnership used the majority of the net sales proceeds received from the sale of its Property in Mount Airy, North Carolina, to acquire an interest in a Property in Blue Springs, Missouri. The Partnership owns approximately a 41% interest in this Property, as tenants-in-common, with CNL Income Fund XV, Ltd., a Florida limited partnership and affiliate of the General Partners.

         During 2002, three lessees of the Partnership, Flagstar Enterprises, Inc., Long John Silver's, Inc., and Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common arrangements). As of December 31, 2002, Flagstar Enterprises, Inc. was the lessee under leases relating to 11 restaurants, Long John Silver's, Inc. was the lessee under leases relating to five restaurants, and Golden Corral Corporation was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these three lessees will each continue to contribute more than ten percent of the Partnership's total rental revenues in 2003. In addition, four Restaurant Chains, Long John Silver's, Hardee's, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), and Burger King, each accounted for more than ten percent of the Partnership's total rental revenues during 2002 (including the Partnership's share of rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common arrangements). It is anticipated that these four Restaurant chains each will continue to account for more than ten percent of the Partnership's total rental revenues under the terms of the leases in 2003. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         During the years ended December 31, 2002 and 2001, the Partnership also earned $5,522 and $25,189, respectively, in interest and other income. Interest and other income were higher during 2001, as compared to the same period in 2002, primarily due to higher monthly average cash balances during 2001.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $780,406 and $873,653 for the years ended December 31, 2002 and 2001, respectively. The decrease in operating expenses during 2002, as compared to the same period in 2001, was partially attributable to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties, and a decrease in state tax expense. In addition, the decrease in operating expenses during 2002, was partially due to lower Property expenses relating to Properties with a tenant who was experiencing financial difficulties; the leases of these Properties have been assigned to new tenants.

         Operating expenses were also higher during 2001, as compared to the same period of 2002, due to the fact that the Partnership recorded a provision for write-down of assets of $56,506 for the Property in Mount Airy, North Carolina in March 2001. The provision represented the difference between the carrying value of the Property and its estimated fair value. The decrease in operating expenses during 2002 was partially offset by an increase in depreciation expense due to Property acquisitions.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its estimated fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         During the years ended December 31, 2002, the Partnership identified and sold two Properties in Overland Park, Kansas and Dayton, Ohio. In relation to these sales, the Partnership received net sales proceeds of approximately $2,144,200, resulting in gains on disposal of discontinued operations of approximately $330,500. The Partnership had recorded a provision for write-down of assets relating to the Property in Overland Park, Kansas of approximately $105,200 during the year ended December 31, 2002 in anticipation of the sale. The provision represented the difference between the Property's net carrying value and its estimated fair value. The financial results for these Properties are reflected as Discontinued Operations in the accompanying financial statements. The majority of the net sales proceeds were reinvested in two Properties in Houston, Texas and Lee's Summit, Missouri.

Comparison  of the year ended  December 31, 2001 to the year ended  December 31,
2000

         During the years ended December 31, 2001 and 2000, the Partnership recognized $2,966,922 and $3,040,306, respectively, in rental revenues. The decrease in rental revenues during 2001, as compared to 2000, was primarily due to the fact that the Partnership sold its Property in Mount Airy, North Carolina in April 2001. Rental revenues are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to increase due to the fact that the Partnership reinvested the majority of net sales proceeds relating to this sale, in a Property in Blue Springs, Missouri with an affiliate of the General Partners, as tenants-in-common.

         During the years ended December 31, 2001 and 2000, the Partnership also earned $195,058 and $241,831, respectively, in contingent rental income. The decrease in contingent rental income during 2001, as compared to 2000, was partially attributable to a decrease in gross sales for certain restaurant Properties whose leases require the payment of contingent rental income.

         In addition, during the years ended December 31, 2001 and 2000, the Partnership earned $309,381 and $244,344, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures during 2001, as compared to 2000, was primarily attributable to the fact that in April 2001, the Partnership used the majority of the net sales proceeds received from the sale of its Property in Mount Airy, North Carolina, to acquire an interest in a Property in Blue Springs, Missouri, as tenants-in-common with CNL XV. The increase in net income earned by joint ventures, during 2001, is also partially due to an increase in contingent rental income attributable to an increase in gross sales of the restaurant Property in Miami, Florida, the lease of which requires the payment of contingent rental income. The Partnership owns approximately a 48% interest in this Property, as tenants-in-common, with CNL Income Fund III, Ltd., CNL Income Fund VII, Ltd., and CNL Income Fund X, Ltd., each a Florida limited partnership and affiliate of the General Partners.

         During the years ended December 31, 2001 and 2000, the Partnership also earned $25,189 and $47,234, respectively, in interest and other income. Interest and other income were higher during 2000, as compared to 2001, due to interest earned on the net sales proceeds received from the 1999 sale of a Property, pending reinvestment in construction and renovation costs relating to two Properties.

         Operating expenses, including depreciation and amortization expense, and provisions for write-down of assets were $873,653 and $701,272, during the years ended December 31, 2001 and 2000, respectively. The increase in operating expenses during 2001, as compared to 2000, was partially attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement, and additional state taxes in several states in which the Partnership conducts business. In addition, during 2001, the Partnership incurred expenses such as legal fees relating to several Properties with a tenant who experienced financial difficulties and assigned the leases to a new tenant, for which the Partnership approved the assignment. The Partnership incurred additional legal fees due to lease amendments relating to these assignments. The General Partners do not anticipate that the Partnership will continue to incur legal fees relating to these Properties.

         In addition, the increase in operating expenses during 2001, as compared to 2000, was partially attributable to an increase in depreciation expense due to the fact that the tenant of the Property in Peoria, Arizona, assigned its lease to Denny's, Inc. In connection with the assignment, the Partnership reclassified this asset from net investment in direct financing leases to real estate properties with operating leases. No loss on the reclassification of the direct financing lease was incurred.

         In March 2001, the Partnership recorded a provision for write-down of assets of $56,506 for the Property in Mount Airy, North Carolina. The provision represented the difference between the carrying value of the Property and the net sales proceeds received in April 2001 from the sale of this Property. During 2000, the Partnership recorded a provision for write-down of assets of approximately $51,600 relating to two Denny's Properties due to financial difficulties the tenant experienced. The provisions represent the difference between the carrying value of the Property at December 31, 2000 and their estimated fair value.

         The restaurant industry has been relatively resilient during this volatile time with steady performance during 2002. However, the industry remains in a state of cautious optimism. Restaurant operators expect their business to be better in 2003, according to a nationwide survey conducted by the National Restaurant Association, but are concerned by the budget deficits being experienced by many states and the potential of new taxes on the industry to alleviate the situation.

         The Partnership's leases as of December 31, 2002, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interests entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or Properties held with affiliates of the General Partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


Item 7a. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


Item 8.  Financial Statements and Supplementary Data

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)


                                    CONTENTS





                                                                    Page
 Report of Independent Certified Public Accountants                  18
 Financial Statements:
    Balance Sheets                                                   19
    Statements of Income                                             20
    Statements of Partners' Capital                                  21
    Statements of Cash Flows                                      22-23
    Notes to Financial Statements                                 24-35

               Report of Independent Certified Public Accountants



To the Partners
CNL Income Fund XIII, Ltd.



In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund XIII, Ltd. (a Florida limited partnership) at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As  described in Note 1 to the  financial  statements,  on January 1, 2002,  the
Partnership   adopted  Statement  of  Financial   Accounting  Standard  No.  144
"Accounting for the Impairment or Disposal of Long-Lived Assets."




/s/ PricewaterhouseCoopers LLP

Orlando, Florida
January 31, 2003

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                           December 31,
                                                                                2002                        2001
                                                                       -----------------------      ----------------------
                                   ASSETS


Real estate properties with operating leases, net                            $     21,048,701             $    20,079,603
Net investment in direct financing leases                                           5,561,235                   5,182,644
Real estate held for sale                                                                  --                   1,921,588
Investment in joint ventures                                                        3,211,480                   3,318,655
Cash and cash equivalents                                                           1,275,846                     785,750
Receivables, less allowance for doubtful accounts
     of $3,222 in 2002                                                                 76,653                      46,553
Accrued rental income                                                               1,932,122                   1,796,805
Other assets                                                                           35,964                      17,835
                                                                       -----------------------      ----------------------

                                                                             $     33,142,001             $    33,149,433
                                                                       =======================      ======================



         LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses                                          $        7,851               $       5,945
Escrowed real estate taxes payable                                                      4,410                       5,372
Distributions payable                                                                 850,002                     850,002
Due to related parties                                                                 20,593                      15,534
Rents paid in advance and deposits                                                    147,147                      91,470
Deferred rental income                                                                 23,800                      25,448
                                                                       -----------------------      ----------------------
        Total liabilities                                                           1,053,803                     993,771



Partners' capital                                                                  32,088,198                  32,155,662
                                                                       -----------------------      ----------------------

                                                                             $     33,142,001             $    33,149,433
                                                                       =======================      ======================

                See accompanying notes to financinal statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                                      Year Ended December 31,
                                                                             2002              2001              2000
                                                                        ----------------  ----------------  ---------------
   Revenues
       Rental income from operating leases                                 $  2,456,253       $ 2,387,542      $ 2,313,167
       Earned income from direct financing leases                               552,348           579,380          727,139
       Contingent rental income                                                 269,673           195,058          241,831
       Interest and other income                                                  5,522            25,189           47,234
                                                                        ----------------  ---------------   ---------------
                                                                              3,283,796         3,187,169        3,329,371
                                                                        ----------------  ----------------  ---------------

   Expenses:
       General operating and administrative                                     277,735           303,238          188,102
       Property Expenses                                                         31,393            35,238           10,489
       Management fees to related parties                                        37,535            36,671           36,142
       State and other taxes                                                     38,715            57,457           21,731
       Depreciation and amortization                                            395,028           384,543          357,944
       Provision for write-down of assets                                            --            56,506           51,618
       Transaction costs                                                             --                --           35,246
                                                                        ----------------  ---------------   ---------------
                                                                                780,406           873,653          701,272
                                                                        ----------------  ----------------  ---------------

   Income Before Equity in Earnings of Joint Ventures                         2,503,390         2,313,516        2,628,099

   Equity in Earnings of Joint Ventures                                         307,776           309,381          244,344
                                                                        ----------------  ----------------  ---------------

   Income from Continuing Operations                                          2,811,166         2,622,897        2,872,443
                                                                        ----------------  ----------------  ---------------

   Discontinued Operations (Note 5):
       Income from discontinued operations                                      190,902           212,924          216,854
       Gain on disposal of discontinued operations                              330,476                --               --
                                                                        ----------------  ----------------  ---------------
                                                                                521,378           212,924          216,854
                                                                        ----------------  ----------------  ---------------

   Net Income                                                              $  3,332,544       $ 2,835,821      $ 3,089,297
                                                                        ================  ================  ===============

   Net Income Per Limited Partner Unit:
       Continuing Operations                                                 $     0.70         $    0.66        $    0.72
       Discontinued Operations                                                     0.13              0.05             0.05
                                                                        ----------------  ----------------  ---------------

       Total                                                                 $     0.83        $     0.71        $    0.77
                                                                        ================  ================  ===============

   Weighted Average Number of Limited Partner Units Outstanding               4,000,000         4,000,000        4,000,000
                                                                        ================  ================  ===============

                See accompanying notes to financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2002, 2001 and 2000


                                           General Partners                       Limited Partners
                                  -----------------------------  -------------------------------------------------------
                                                  Accumulated                                   Accumulated  Syndication
                                  Contributions    Earnings     Contributions   Distributions    Earnings      Costs
                                  -------------- ------------- ---------------  -------------  -----------  ------------
Balance, December 31, 1999        $     1,000   $    190,934   $  40,000,000  $ (21,128,416) $  18,632,211  $ (4,665,169)

    Distributions to limited
       partners ($0.85 per
       limited partner unit)               --             --              --     (3,400,008)            --            --
    Net income                             --             --              --             --      3,089,297            --
                                 ------------- -------------- --------------- -------------- -------------- -------------

Balance, December 31, 2000              1,000        190,934      40,000,000    (24,528,424)    21,721,508    (4,665,169)

    Distributions to limited
       partners ($0.85 per
       limited partner unit)               --             --              --     (3,400,008)            --            --
    Net income                             --             --              --             --      2,835,821            --
                                 ------------- --------------  -------------- --------------  -------------- ------------

Balance, December 31, 2001              1,000        190,934      40,000,000    (27,928,432)    24,557,329    (4,665,169)

    Distributions to limited
       partners ($0.85 per
       limited partner unit)               --             --              --     (3,400,008)            --            --
    Net income                             --             --              --             --      3,332,544            --
                                 ------------- -------------- --------------- -------------- -------------- -------------

Balance, December 31, 2002        $     1,000   $    190,934   $  40,000,000  $ (31,328,440) $  27,889,873  $ (4,665,169)
                                 ============= ============== =============== ============== ============== =============

                 See accompanying notes to financial statements.


      Total
---------------

   $ 33,030,560



     (3,400,008)
      3,089,297
 ---------------

     32,719,849



     (3,400,008)
      2,835,821
 -----------------

     32,155,662



     (3,400,008)
      3,332,544
 ---------------

   $ 32,088,198
 ===============

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                           Year Ended December 31,
                                                             2002                  2001                 2000
                                                       -----------------     -----------------    -----------------
Increase (Decrease) in Cash and Cash
    Equivalents:

Cash Flows from Operating Activities:
       Net income                                         $   3,332,544         $   2,835,821        $   3,089,297
                                                       -----------------     -----------------    -----------------
       Adjustments to reconcile net income to net
          cash provided by operating activities:
              Depreciation                                      403,070               410,264              383,489
              Amortization                                          984                 1,808                1,981
              Equity in earnings of joint
                ventures, net of distributions                  106,643                (1,591 )             10,613
              Provision for write-down of assets                105,193                56,506               51,618
              Gain on sale or assets                           (330,476 )                  --                   --
              Decrease (increase) in receivables                (30,100 )             196,533             (107,654 )
              Amortization of investment in
                direct financing leases                         127,811               109,275              107,487
              Increase in accrued rental income                (142,676 )            (184,152 )           (178,371 )
              Decrease (increase) in other assets               (18,130 )              13,393              (15,264 )
              Increase (decrease) in accounts
                payable, accrued expenses, and
                escrowed real estate taxes payable                  944               (27,056 )           (108,030 )
              Increase (decrease) in due to
                related parties                                   5,059              (117,137 )             63,437
              Increase in rents paid in advance
                and deposits                                     54,029                 9,168               61,431
                                                       -----------------     -----------------    -----------------
                   Total adjustments                            282,351               467,011              270,737
                                                       -----------------     -----------------    -----------------

Net Cash Provided by Operating Activities                     3,614,895             3,302,832            3,360,034
                                                       -----------------     -----------------    -----------------

Cash Flows from Investing Activities:
    Proceeds from sale of Real Estate Properties              2,144,163               947,000                   --
    Additions to Real Estate Properties                      (1,868,954 )                  --              (87,597 )
    Investment in joint ventures                                     --              (882,305 )                 --
                                                       -----------------     -----------------    -----------------

        Net cash provided by (used in)
              investing activities                              275,209                64,695              (87,597 )
                                                       -----------------     -----------------    -----------------


Cash Flows from Financing Activities:
     Distributions to limited partners                       (3,400,008 )          (3,400,008 )         (3,400,008 )
                                                       -----------------     -----------------    -----------------

        Net cash used in financing activities                (3,400,008 )          (3,400,008 )         (3,400,008 )
                                                       -----------------     -----------------    -----------------


Net Increase (Decrease) in Cash and Cash
      Equivalents                                               490,096               (32,481 )           (127,571 )

Cash and Cash Equivalents at Beginning of Year                  785,750               818,231              945,802
                                                       -----------------     -----------------    -----------------


Cash and Cash Equivalents at End of Year               $      1,275,846          $    785,750         $    818,231

                                                       =================     =================    =================

                See accompanying notes to financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                       STATEMENT OF CASH FLOWS - CONTINUED


                                                                                Year Ended December 31,

                                                                  2002                 2001                 2000
                                                            -----------------    -----------------    -----------------
      Supplemental Schedule of Non-Cash
           Financing Activities:

      Distributions declared and unpaid at
           December 31                                          $    850,002          $   850,002          $   850,002
                                                            =================    =================    =================

                See accompanying notes to financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001 and 2000

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

         Real Estate and Lease Accounting - The Partnership records the real estate property acquisitions at cost. The properties are leased to third parties generally on a triple-net basis, whereby the tenant is responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. During the years ended December 31, 2002, 2001, and 2000, tenants paid directly to real estate taxing authorities approximately $523,100, $501,300, and $453,000, respectively, in real estate taxes in accordance with the terms of their triple net leases with the Partnership. The leases of the Partnership provide for base minimum annual rental payments payable in monthly installments. In addition, certain leases provide for contingent rental revenues based on the tenants' gross sales in excess of a specified threshold. The partnership defers recognition of the contingent rental revenues until the defined thresholds are met. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

                  Direct financing method - Leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodical rate of return on the Partnership's net investment in the leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of the majority of these leases are operating leases.

                  Operating method - Real estate property leases accounted for using the operating method are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.

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

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001 and 2000


1.       Significant Accounting Policies - Continued:

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

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to their estimated fair value.

         When the collection of amounts recorded as rental or other income is considered to be doubtful, a provision is recorded to increase the allowance for doubtful accounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

         Investment in Joint Ventures - The Partnership accounts for its interests in Attalla Joint Venture and Salem Joint Venture, and the properties in Arvada, Colorado; Akron, Ohio; Miami, Florida, and Blue Springs, Missouri, each property held as tenants-in-common with affiliates, using the equity method since each joint venture or tenancy in common agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

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

         Lease Costs - Other assets include lease incentive costs and brokerage and legal fees associated with negotiating leases, and are amortized over the term of the new lease using the straight-line method.

         Income Taxes - Under Section 701 of the Internal Revenue Code, all income, expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


1.       Significant Accounting Policies - Continued:

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

         Reclassification - Certain items in the prior year's financial statements have been reclassified to conform to 2002 presentation, including a change in presentation of the statement of cash flows from the direct to the indirect method. These reclassifications had no effect on partner's capital, net income or cash flows.

         Statement  of  Financial  Accounting  Standards  No. 144 ("FAS  144") -
         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its estimated fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         FASB  Interpretation  No. 46 ("FIN 46") - In January 2003,  FASB issued
         FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interests entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


2.       Real Estate Properties with Operating Leases - Continued:

         Real estate properties with operating leases consisted of the following at December 31:

                                               2002                2001
                                        -----------------   -------------------

          Land                           $   12,668,461     $   11,709,962
          Buildings                          11,718,056         11,312,961
                                        -----------------   -------------------
                                             24,386,517         23,022,923
          Less accumulated depreciation      (3,337,816)        (2,943,320)
                                        -----------------   -------------------

                                         $   21,048,701     $   20,079,603
                                        =================   ===================

         In June 2002, the Partnership reinvested the majority of the net sales proceeds from the sale of the property in Dayton, Ohio, in a property in Houston, Texas at an approximate cost of $918,000. The Partnership acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners.

         In September 2002, the Partnership reinvested the majority of the net sales proceeds from the sale of the property in Overland Park, Kansas, in a property in Lee's Summit, Missouri at an approximate cost of $951,000. The Partnership acquired this property from CNL Net Lease Investors, L.P., an affiliate of the general partners. The land portion of this property was classified as an operating lease while the building portion was classified as a direct financing lease.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2002:

                      2003                                  $  2,448,420
                      2004                                     2,533,477
                      2005                                     2,549,409
                      2006                                     2,586,439
                      2007                                     2,599,146
                      Thereafter                              13,738,360
                                                       ------------------

                                                            $ 26,455,251
                                                       ==================

3.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                              2002                       2001
                                                      ----------------------     ----------------------
                  Minimum lease payments receivable         $     8,908,514               $  8,355,651
                  Estimated residual values                       2,024,743                  1,829,775
                  Less unearned income                           (5,372,022)                (5,002,782)
                                                      ----------------------     ----------------------

                  Net investment in direct financing
                      leases                                $     5,561,235               $  5,182,644
                                                      ======================     ======================

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


3.       Net Investment in Direct Financing Leases - Continued:

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

         During 2001, one of the Partnership's leases was amended. As a result, the Partnership reclassified the amended lease from a direct financing lease to real estate properties with operating leases. No loss on the reclassification of the direct financing lease was recorded.

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2002:

                           2003                   $   729,455
                           2004                       735,418
                           2005                       735,418
                           2006                       744,129
                           2007                       756,324
                           Thereafter               5,207,770
                                             -----------------

                                                 $  8,908,514
                                             =================

4.       Investment in Joint Ventures:

         The Partnership has a 50% and a 27.8% interest in the profits and losses of Attalla Joint Venture and Salem Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

         The Partnership also owns properties in Arvada, Colorado; Akron, Ohio; Miami, Florida; and Blue Springs, Missouri, each as tenants-in-common with affiliates of the general partners. As of December 31, 2002, the Partnership owned a 66.13%, 63.09%, 47.83%, and 41% interest, respectively, in the properties.

         Attalla Joint Venture, Salem Joint Venture, and the Partnership and affiliates, as tenants-in-common in four separate tenancy-in-common arrangements, each own and lease one property to an operator of national fast-food or family-style restaurants.

         In April 2001, the Partnership used the majority of the net sales proceeds from the sale of its property in Mount Airy, North Carolina to acquire an interest in a Golden Corral property in Blue Springs, Missouri, as tenants-in-common, with CNL Income Fund XV, Ltd., an affiliate of the general partners. The Partnership and CNL Income Fund XV, Ltd., as tenants-in-common, acquired this interest from CNL BB Corp., an affiliate of the general partners. The Partnership accounts for its investment using the equity method since the agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property. As of December 31, 2002, the Partnership owned a 41% interest in this property.

         The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at:

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


4.       Investment in Joint Ventures - Continued:


                                                                                  December 31,
                                                                          2002                   2001
                                                                     ----------------       ----------------
               Real estate properties with operating leases, net     $  5,853,726           $  6,045,197
               Net investment in direct financing lease                   339,093                344,884
               Cash                                                        42,733                 41,693
               Receivables                                                  4,849                 67,370
               Accrued rental income                                      403,428                377,299
               Other assets                                                   165                  1,028
               Liabilities                                                 22,001                 20,621
               Partners' capital                                        6,621,993              6,856,850

                                                                            Year Ended December 31,
                                                                2002                2001               2000
                                                         -------------------- ------------------ -----------------

         Rental revenues                                       $     773,934  $         760,782    $      568,987
         Expenses                                                   (139,047 )         (129,936 )         (92,009 )
                                                         -------------------- ------------------ -----------------

         Net Income (Loss)                                     $     634,887  $         630,846   $       476,978
                                                         ==================== ================== =================

         The Partnership recognized income totaling $307,776, $309,381, and $244,344, for the years ended December 31, 2002, 2001, and 2000 respectively, from these joint ventures and the properties held as tenants-in-common with affiliates.

5.       Discontinued Operations:

         In April 2002, the Partnership recorded a provision for write-down of assets of $105,193 in anticipation of the sale of the Property in Overland Park, Kansas. The provision represented the difference between the Property's net carrying value and its estimated fair value. In August 2002, the Partnership sold this Property in Overland Park, Kansas to a third party and received net sales proceeds of $1,094,300 resulting in a gain on disposal of discontinued operations of approximately $27,300.

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

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


5.       Discontinued Operations - Continued:

         The operating results of discontinued operations are as follows:

                                                                            Year Ended December 31,
                                                                2002                2001               2000
                                                         -------------------- ------------------ -----------------
         Rental revenues                                       $     126,816       $    241,295      $    233,287
         Termination fee income                                      147,750                 --                --
         Other income                                                 31,898                 --            11,093
         Expenses                                                    (10,369 )          (28,371 )         (27,526 )
         Provision for write-down of assets                         (105,193 )               --                --
         Gain on disposal of assets                                  330,476                 --                --
                                                         -------------------- ------------------ -----------------

         Income from discontinued operations                   $     521,378       $    212,924      $    216,854
                                                         ==================== ================== =================


6.       Allocations and Distributions:

         From inception through December 31, 1999, generally all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99 percent to the limited partners and one percent to the general partners. From inception through December 31, 1999, distributions of net cash flow were made 99 percent to the limited partners and one percent to the general partners. However, the one percent of net cash flow to be distributed to the general partners was subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their invested capital contributions (the "Limited Partners' 10% Return").

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

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


6.       Allocations and Distributions - Continued:

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partner in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2002, 2001, and 2000.

         During each of the years ended December 31, 2002, 2001, and 2000, the Partnership declared distributions to the limited partners of $3,400,008. No distributions have been made to the general partners to date.

7.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                          2002            2001            2000
                                                                     --------------- --------------- ---------------

         Net income for financial reporting purposes                    $ 3,332,544     $ 2,835,821     $ 3,089,297

         Effect to timing differences relating to depreciation              (51,854)        (54,090)        (95,523)

         Direct financing leases recorded as operating leases for
              tax reporting purposes                                        127,812         109,275         107,487

         Deduction of transaction costs for tax reporting purposes               --              --        (215,307)

         Effect to timing differences relating to equity in
              earnings of joint ventures                                      1,691         (19,015)        (14,242)

         Effect of timing differences relating to gains/losses on
              real estate property sales                                    (68,684)         66,579              --

         Provision for write-down of assets                                      --          56,506          51,618

         Effect of timing differences relating to allowance for
              doubtful accounts                                               3,222          (5,674)          5,674

         Accrued rental income                                              (67,379)       (184,152)       (178,371)

         Rents paid in advance                                               66,510           9,168          61,431
                                                                     --------------- --------------- ---------------

         Net income for federal income tax purposes                     $ 3,343,862     $ 2,814,418     $ 2,812,064
                                                                     =============== =============== ===============

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


8.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP, a wholly owned subsidiary of CNL American Properties Fund, Inc. ("APF") served as the Partnership's advisor until January 1, 2002, when it assigned its rights and obligations under a management agreement to RAI Restaurants, Inc. (formerly known as CNL Restaurants XVIII, Inc.). RAI Restaurants, Inc. ("the Advisor") is a wholly owned subsidiary of APF. The individual general partners are stockholders and directors of APF.

         The Advisor provides services pursuant to a management agreement with the partnership. In connection therewith, the Partnership agreed to pay certain Advisor management fees of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. Any portion of the Management fee not paid is deferred without interest. The Partnership incurred management fees of $37,535, $36,671, and $36,142, for the years ended December 31, 2002, 2001, and 2000, respectively.

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

         In April 2001, the Partnership and CNL Income Fund XV, Ltd. ("CNL XV"), as tenants-in-common, acquired an interest in a Golden Corral property from CNL BB Corp., an affiliate of the general partners, for approximately $2,152,000. CNL XV is an affiliate of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership and CNL XV, as tenants-in-common. The purchase price paid by the Partnership and CNL XV, as tenants-in-common, represents the costs incurred by CNL BB Corp. to acquire and carry the property.

         In June 2002, the Partnership acquired a property, in Houston, Texas, from CNL Funding 2001-A, LP, for approximately $918,000. CNL Funding 2001-A, LP, an affiliate of the general partners, had purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the property.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


8.       Related Party Transactions - Continued:

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

         During  the  years  ended  December  31,  2002,  2001,  and  2000,  the
         Partnership's advisor and its affiliates provided accounting and administrative services. For the years ended December 31, 2002, 2001, and 2000, the expenses incurred for these services were $199,488, $211,205, and $99,772, respectively.

         The amount due to related parties at December 31, 2002 and 2001 totaled $20,593 and $15,534, respectively.

9.       Concentration of Credit Risk:

         The following schedule presents total rental revenues from individual lessees, each representing more than ten percent of rental revenues (including the Partnership's share of rental revenues from the joint ventures and the properties held as tenants-in-common with affiliates of the General Partners), for each of the years ended December 31:

                                                2002                2001               2000
                                           ---------------     ---------------    ----------------
         Golden Corral Corp.                   $  676,458        $    616,239       $     548,540
         Flagstar Enterprises, Inc.               635,823             640,524             644,467
         Long John Silver's, Inc.                 403,920             414,556             415,012

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than ten percent of rental revenues (including the Partnership's share of rental revenues from the joint ventures and the properties held as tenants-in-common with affiliates of the General Partners), for each of the years ended December 31:

                                                                   2002                2001               2000
                                                              ---------------     ---------------    ----------------
         Hardee's                                                 $  600,918          $  640,524          $  644,467
         Golden Corral Family Steakhouse Restaurants                 583,920             616,239             548,540
         Long John Silver's                                          403,920             414,556             415,012
         Burger King                                                 337,290             412,489             454,645


                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


9.       Concentration of Credit Risk - Continued:

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

10.      Selected Quarterly Financial Data:

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2002 and 2001:

                  2002 Quarter                 First          Second          Third          Fourth           Year
        ---------------------------------    ----------     ------------    -----------    -----------     ------------
        Continuing Operations (1):
            Revenues                           $786,877         $788,839       $831,438       $876,642       $3,283,796
            Equity in earnings of joint
              ventures                           75,664           75,829         76,297         79,986          307,776
            Income from continuing
              operations                        636,981          673,768        728,972        771,445        2,811,166

        Discontinued Operations (1):
            Revenues                             89,603           54,084        162,777             --          306,464
            Income (loss) from discontinued
              operations                        (23,158 )        355,117        189,419             --          521,378

        Net Income                              613,823        1,028,885        918,391        771,445        3,332,544

        Net income per limited
          Partner unit:
            Continuing operations                $ 0.16          $  0.17        $  0.18        $  0.19          $  0.70
            Discontinued operations
                                                  (0.01 )           0.09           0.05             --             0.13
                                             ----------     ------------    -----------    -----------     ------------
            Total                                $ 0.15          $  0.26        $  0.23        $  0.19          $  0.83
                                             ==========     ============    ===========    ===========     ============

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


10.      Selected Quarterly Financial Data - Continued:

                 2001 Quarter                 First          Second         Third          Fourth          Year
        --------------------------------    -----------    -----------    -----------    ------------   ------------
        Continuing Operations (1):
            Revenues                          $790,061       $808,410       $777,991        $810,707     $3,187,169
            Equity in earnings of joint
              ventures                          60,649         78,791         89,994          79,947        309,381
            Income from continuing
              operations                       481,507        706,474        711,919         722,997      2,622,897

        Discontinued Operations (3):
            Revenues                            58,381         68,877         52,612          61,425        241,295
            Income from discontinued
              operations                        51,499         61,995         45,725          53,705        212,924

        Net Income                             533,006        768,469        757,644         776,702      2,835,821

        Net income per limited
          partner unit:
            Continuing operations              $  0.12        $  0.17        $  0.18         $  0.19       $   0.66
            Discontinued operations               0.01           0.02           0.01            0.01           0.05
                                            -----------    -----------    -----------    ------------   ------------
            Total                              $  0.13        $  0.19        $  0.19         $  0.20       $   0.71
                                            ===========    ===========    ===========    ============   ============

(1) Certain items in the quarterly financial data have been reclassified to conform to the 2002 presentation. This reclassification had no effect on total net income. The results of operations relating to properties that were either disposed of or were classified as held for sale as of December 31, 2002 are reported as discontinued operations for all periods presented. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL American Properties Fund, Inc. ("APF"), CNL Fund Advisors, Inc., CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 56. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of APF, a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999, and has served as co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the Partnership's advisor, until it merged with a wholly-owned subsidiary of APF in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp., all of which are engaged in the business of real estate finance. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank, an independent, state-chartered commercial bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 55. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is a Director of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc.; Director, Vice Chairman of the Board, and Treasurer , and from 1997 until June 2002 served as President, of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 47. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of CNL Fund Advisors, Inc., Mr. McWilliams served as President of APF from February 1999 until September 1999. From February 1998 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President from October 1997 until September 1999. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc., a corporation engaged in the business of real estate financing, from April 1997 until the acquisition of such entities by wholly-owned subsidiaries of APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven D. Shackelford, age 39. Mr. Shackelford was promoted to Executive Vice President of APF in June 2000. He served as Senior Vice President from September 1999 until his promotion in June 2000. Mr. Shackelford has served as Chief Financial Officer since January 1997 and has served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the General Partners, the officers of the corporate General Partner, and persons who own more than ten percent of a registered class of the Partnership's equity securities
(collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Reporting Persons are required by SEC regulation to furnish the Partnership with copies of all Forms 3, 4 and 5 that they file.

         Based solely on the General Partners' review of the copies of such forms the Partnership has received and written representations from certain
Reporting Persons that they were not required to file Forms 5 for the last fiscal year, the General Partners believe that all Reporting Persons complied with all filing requirements applicable to them with respect to transactions during fiscal 2002.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 10, 2003, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 10, 2003, the beneficial ownership interests of the General Partners in the Registrant.

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

         The Partnership does not have any equity compensation plans.


Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2002, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2002
---------------------------------      --------------------------------------      ------------------------------
Reimbursement  to affiliates for       Operating  expenses are reimbursed at       Accounting and
operating expenses                     the  lower  of  cost  or  90%  of the       administrative services:
                                       prevailing  rate at which  comparable       $199,488
                                       services  could have been obtained in
                                       the     same     geographic     area.
                                       Affiliates  of the  General  Partners
                                       from  time  to  time  incur   certain
                                       operating  expenses  on behalf of the
                                       Partnership     for     which     the
                                       Partnership       reimburses      the
                                       affiliates without interest.

Annual    management    fee   to       One  percent  of  the  sum  of  gross       $37,535
affiliates                             revenues   from   Properties   wholly
                                       owned  by the  Partnership  plus  the
                                       Partnership's   allocable   share  of
                                       gross  revenues of joint  ventures in
                                       which    the    Partnership    is   a
                                       co-venturer  and the  property  owned
                                       with      an       affiliate       as
                                       tenants-in-common.   The   management
                                       fee,    which    will   not    exceed
                                       competitive   fees   for   comparable
                                       services   in  the  same   geographic
                                       area,  may or may  not be  taken,  in
                                       whole or in part as to any  year,  in
                                       the sole  discretion of affiliates of
                                       the  General  Partners.  All  or  any
                                       portion  of the  management  fee  not
                                       taken as to any fiscal  year shall be
                                       deferred  without interest and may be
                                       taken in such  other  fiscal  year as
                                       the affiliates shall determine.


                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2002
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

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         And Recipient                         Method of Computation                  Ended December 31, 2002
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

         In June 2002, the Partnership acquired a property, in Houston, Texas, from CNL Funding 2001-A, LP, for approximately $918,000. CNL Funding 2001-A, LP, an affiliate of the general partners, had purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the property.

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


Item 14.  Controls and Procedures

         The General Partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate General Partner have evaluated the Partnership's disclosure controls and procedures within 90 days prior to the filing of this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

         Subsequent to the above evaluation, there were no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2002 and 2001

                  Statements of Income for the years ended December 31, 2002, 2001, and 2000

                  Statements of Partners' Capital for the years ended December 31, 2002, 2001, and 2000

                  Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

                  Notes to Financial Statements

         2.   Financial Statement Schedule

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002

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

           10.3 Assignment of Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as Exhibit
                  10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference

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

(b) The Registrant filed no reports on Form 8-K during the period October 1, 2002 through December 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2003.


                                     CNL INCOME FUND XIII, LTD.

                                     By:  CNL REALTY CORPORATION
                                          General Partner

                                          /s/ Robert A. Bourne
                                          -----------------------------
                                          ROBERT A. BOURNE, President


                                     By:  ROBERT A. BOURNE
                                          General Partner

                                          /s/ Robert A. Bourne
                                          ----------------------------
                                          ROBERT A. BOURNE


                                     By:  JAMES M. SENEFF, JR.
                                          General Partner

                                          /s/ James M. Seneff, Jr.
                                          ----------------------------
                                          JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                                 Title                                   Date

      /s/ Robert A. Bourne                     President,   Treasurer   and  Director             March 24, 2003
      -----------------------                  (Principal  Financial  and  Accounting
      Robert A. Bourne                         Officer)




      /s/ James M. Seneff, Jr.                 Chief  Executive  Officer and Director             March 24, 2003
      ------------------------                 (Principal Executive Officer)
      James M. Seneff, Jr.

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XIII, Ltd. (the "registrant"), certify that:

         1. I have reviewed this annual report on Form 10-K of the registrant;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a. designed  such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b. evaluated the  effectiveness  of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c. presented  in this  annual  report our  conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 24, 2003


/s/ James M. Seneff, Jr.
-------------------------
James M. Seneff, Jr.
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Robert A. Bourne, President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XIII, Ltd. (the "registrant") certify that:

         1. I have reviewed this annual report on Form 10-K of the registrant;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a. designed  such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b. evaluated the  effectiveness  of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c. presented  in this  annual  report our  conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 24, 2003


/s/ Robert A. Bourne
---------------------
Robert A. Bourne
President and Treasurer

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2002



                                                                              Costs Capitalized
                                                                              Subsequent To
                                                     Initial Cost             Acquisition
                                          ------------------------  ---------------------
                            Encum-                     Buildings andImprove-    Carrying
                            brances          Land       Improvements  ments     Costs
                           ----------     -----------  -----------------------  -------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Arby's Restaurant:
      Philadelphia, Pennsylvani- (j)        $274,580            -           -        -
      Lee's Summit, Missouri (n-             445,638            -           -        -

    Burger King Restaurants:
      Cincinnati, Ohio         -             256,901      669,537           -        -
      Lafayette, Indiana       -             247,183      723,304           -        -
      Pineville, Louisiana     -             174,843      618,815           -        -

    Checkers Drive-In Restaurants:
      Houston, Texas           -             445,389            -           -        -
      Port Richey, Florida     -             380,055            -           -        -
      Pensacola, Florida       -             280,409            -           -        -
      Orlando, Florida         -             424,323            -           -        -
      Boca Raton, Florida      -             501,416            -           -        -
      Venice, Florida          -             374,675            -           -        -
      Woodstock, Georgia       -             386,638            -           -        -
      Lakeland, Florida        -             326,175            -           -        -

    Denny's Restaurants:
      Peoria, Arizona (i)      -             460,107            -     552,207        -
      Mesa, Arizona            -             530,494            -     540,983        -

    Golden Corral Family
      Steakhouse Restaurants:
      Dallas, Texas            -             611,589    1,071,838           -        -
      San Antonio, Texas       -             625,527      964,122           -        -
      Panama City, Florida     -             617,016            -   1,103,437        -

    Hardee's  Restaurants:
      Ashland, Alabama         -             197,336      417,418           -        -
      Bloomingdale, Tennessee  -             160,149      424,977           -        -
      Blytheville, Arkansas    -             164,004            -           -        -
      Chapin, South Carolina   -             218,639      460,364           -        -
      Kingsport, Tennessee     -             204,516            -           -        -
      Opelika, Alabama         -             240,363      412,621           -        -
      Spartanburg, South Caroli-a            226,815      431,574           -        -

    Jack in the Box Restaurants:
      Sacramento, California   -             323,929      601,054           -        -
      Houston, Texas           -             315,842      590,708           -        -
      Arlington, Texas         -             404,752      592,173           -        -

    Long John Silver's Restaurants:
      Penn Hills, Pennsylvania -k)           292,370      356,444           -        -
      Arlington, Texas         -             362,939            -           -        -
      Johnstown, Pennsylvania  -             254,412            -           -        -
      Orlando, Florida         -             299,696      139,676           -        -
      Austin, Texas            -             463,937            -           -        -

    Steak -n- Shake Restaurant:
      Tampa, Florida           -             372,748            -           -        -

    Taco Cabana Restaurant:
      Houston, Texas (o)       -             512,861      405,095           -        -

    Wendy's Old Fashioned Hamburger
      Restaurant:
      Salisbury, Maryland      -             290,195      641,709           -        -
                                          -----------  -----------  ----------  -------

                                          $12,668,461  $9,521,429   $2,196,627       -
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
                                          ===========  ===========  ==========  =======

Property in Which the Partnership
   has a 47.83% Interest as Tenants-
   in-Common and has Invested
   in Under an Operating Lease:

    Chevy's Fresh Mex Restaurant:
      Miami, Florida           -            $976,357     $974,016           -        -
                                          ===========  ===========  ==========  =======

Property in Which the Partnership
   has a 41.00% Interest as Tenants-
   in-Common and has Invested
   in Under an Operating Lease:

    Golden Corral Restaurant:
      Blue Springs, Missouri (l- (m)        $786,973   $1,297,431           -        -
                                          ===========  ===========  ==========  =======

Properties the Partnership has
   Invested in Under Direct
   Financing Leases

    Arby's Restaurant
      Philadelphia, Pennsylvani-                   -     $515,075           -        -
      Lee Summit, Missouri     -                   -      505,360           -        -

    Hardee's Restaurants
      Blytheville, Arkansas    -                   -      450,014           -        -
      Huntingdon, Tennessee    -             100,836      427,932           -        -
      Kingsport, Tennessee     -                   -      484,785           -        -
      Parsons, Tennessee       -             101,332      409,671           -        -
      Trenton, Tennessee       -             147,232      442,640           -        -

    Jack in the Box Restaurant:
      Cleburne, Texas          -             145,890      496,797           -        -

    Long John Silver's Restaurants:
      Arlington, Texas         -                   -      449,369           -        -
      Johnstown, Pennsylvania  -                   -            -     427,552        -
      Austin, Texas            -                   -      517,109           -        -

    Steak-n-Shake Restaurant:
      Tampa, Florida           -                   -            -     537,404        -
                                          -----------  -----------  ----------  -------


                                            $495,290   $4,698,752    $964,956        -
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
                                          ===========  ===========  ==========  =======




                                                                        Life on Which
               Net Cost Basis at Which                                  Depreciation in
                 Carried at Close of Period (c)       Date              Latest Income
---------------------------------------------------
                    Buildings and        Accumulated of Con-  Date      Statement is
    Land       Improvements   Total      DepreciationstructionAcquired    Computed
-------------  ------------------------  -------------------------------------------






    $274,580           (f)    $274,580           -    1993    07/93         (d)
     445,638           (f)     445,638           -    1996    09/02         (d)


     256,901      669,537      926,438     210,338    1988    07/93         (b)
     247,183      723,304      970,487     227,230    1989    07/93         (b)
     174,843      618,815      793,658     194,404    1990    07/93         (b)


     445,389            -      445,389          (g)    -      03/94         (g)
     380,055            -      380,055          (g)    -      03/94         (g)
     280,409            -      280,409          (g)    -      03/94         (g)
     424,323            -      424,323          (g)    -      03/94         (g)
     501,416            -      501,416          (g)    -      03/94         (g)
     374,675            -      374,675          (g)    -      03/94         (g)
     386,638            -      386,638          (g)    -      10/94         (g)
     326,175            -      326,175          (g)    -      04/95         (g)


     460,107      552,207    1,012,314      47,740    1994    10/93         (i)
     530,494      540,983    1,071,477     155,798    1994    12/93         (b)



     611,589    1,071,838    1,683,427     343,869    1991    05/93         (b)
     625,527      964,122    1,589,649     308,079    1993    06/93         (b)
     617,016    1,103,437    1,720,453     323,549    1994    11/93         (b)


     197,336      417,418      614,754     131,134    1992    07/93         (b)
     160,149      424,977      585,126     133,509    1992    07/93         (b)
     164,004           (f)     164,004           -    1991    07/93         (d)
     218,639      460,364      679,003     144,626    1993    07/93         (b)
     204,516           (f)     204,516           -    1992    07/93         (d)
     240,363      412,621      652,984     129,627    1992    07/93         (b)
     226,815      431,574      658,389     135,581    1993    07/93         (b)


     323,929      601,054      924,983     190,471    1992    06/93         (b)
     315,842      590,708      906,550     185,628    1993    07/93         (b)
     404,752      592,173      996,925     186,034    1993    08/93         (b)


     292,370      356,444      648,814      48,430    1993    07/93         (k)
     362,939           (f)     362,939           -    1993    08/93         (d)
     254,412           (f)     254,412           -    1993    08/93         (d)
     299,696      139,676      439,372      42,566    1983    11/93         (b)
     463,937           (f)     463,937           -    1993    12/93         (d)


     372,748           (f)     372,748           -    1994    12/93         (d)


     512,861      405,095      917,956       7,877    1994    06/02         (b)



     290,195      641,709      931,904     191,326    1993    01/94         (b)
-------------  -----------  -----------  ----------

 $12,668,461   $11,718,056  $24,386,517  $3,337,816
=============  ===========  ===========  ==========








    $196,274     $434,428     $630,702    $131,042    1993    11/93         (b)
=============  ===========  ===========  ==========







    $260,439     $545,126     $805,565    $150,392    1994    09/94         (b)
=============  ===========  ===========  ==========







    $131,762           (f)    $131,762           -    1991    03/95         (d)
=============  ===========  ===========  ==========







    $355,595     $517,030     $872,625    $102,161    1970    01/97         (b)
=============  ===========  ===========  ==========







    $976,357     $974,016   $1,950,373    $162,432    1995    12/97         (b)
=============  ===========  ===========  ==========







    $786,973   $1,297,431   $2,084,404     $75,678    2000    04/01         (b)
=============  ===========  ===========  ==========






           -           (f)          (f)         (d)   1993    07/93         (d)
           -           (f)          (f)         (d)   1996    09/02         (d)


           -           (f)          (f)         (d)   1991    07/93         (d)
          (f)          (f)          (f)         (e)   1992    07/93         (e)
           -           (f)          (f)         (d)   1992    07/93         (d)
          (f)          (f)          (f)         (e)   1992    07/93         (e)
          (f)          (f)          (f)         (e)   1992    07/93         (e)


          (f)          (f)          (f)         (e)   1988    11/93         (e)


           -           (f)          (f)         (d)   1993    08/93         (d)
           -           (f)          (f)         (d)   1993    08/93         (d)
           -           (f)          (f)         (d)   1993    12/93         (d)


           -           (f)          (f)         (d)   1994    12/93         (d)
-------------


           -
=============







           -           (f)          (f)         (d)   1991    03/95         (d)
=============



                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

         NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2002

(a) Transactions in real estate and accumulated depreciation are summarized below. The balances in 1999, 2000 and 2001 have been adjusted to reflect the reclassification of properties accounted for as discontinued operations:

                                                                                                   Accumulated
                                                                                 Cost              Depreciation
                                                                           ------------------   -------------------

         Properties the Partnership has invested in Under Operating
              Leases:

             Balance, December 31, 1999                                        $  22,975,555         $   2,218,742
             Reclassified to net investment in direct financing lease               (504,839 )             (17,733 )
             Depreciation expense                                                         --               357,768
                                                                           ------------------   -------------------

             Balance, December 31, 2000                                           22,470,716             2,558,777
             Reclassified from net investment in direct financing lease              552,207                    --
             Depreciation expense                                                         --               384,543
                                                                           ------------------   -------------------

             Balance, December 31, 2001                                           23,022,923             2,943,320
             Acquisition                                                           1,363,594                    --
             Depreciation expense                                                         --               394,496
                                                                           ------------------   -------------------

             Balance, December 31, 2002                                        $  24,386,517         $   3,337,816
                                                                           ==================   ===================

         Property of Joint Venture in Which the Partnership has a 50%
              Interest and has Invested in Under an Operating Lease:

             Balance, December 31, 1999                                         $    630,702          $     87,599
             Depreciation expense                                                         --                14,481
                                                                           ------------------   -------------------

             Balance, December 31, 2000                                              630,702               102,080
             Depreciation expense                                                         --                14,481
                                                                           ------------------   -------------------

             Balance, December 31, 2001                                              630,702               116,561
             Depreciation expense                                                         --                14,481
                                                                           ------------------   -------------------

             Balance, December 31, 2002                                         $    630,702          $    131,042
                                                                           ==================   ===================

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002


                                                                              Cost              Accumulated
                                                                                                Depreciation
                                                                         ----------------     -----------------

      Property in Which the Partnership has a 66.13% Interest as Tenants-in-Common and has Invested in Under an Operating
         Lease:

           Balance, December 31, 1999                                        $   805,565           $    95,882
           Depreciation expense                                                       --                18,170
                                                                         ----------------     -----------------

           Balance, December 31, 2000                                            805,565               114,052
           Depreciation expense                                                       --                18,170
                                                                         ----------------     -----------------

           Balance, December 31, 2001                                            805,565               132,222
           Depreciation expense                                                       --                18,170
                                                                         ----------------     -----------------

           Balance, December 31, 2002                                        $   805,565           $   150,392
                                                                         ================     =================

      Property of Joint Venture in Which the Partnership has a 27.8% Interest and has Invested in Under a Direct
         Financing Lease:

           Balance, December 31, 1999                                        $   131,762              $     --
           Depreciation expense (d)                                                   --                    --
                                                                         ----------------     -----------------

           Balance, December 31, 2000                                            131,762                    --
           Depreciation expense (d)                                                   --                    --
                                                                         ----------------     -----------------

           Balance, December 31, 2001                                            131,762                    --
           Depreciation expense (d)                                                   --                    --
                                                                         ----------------     -----------------

           Balance, December 31, 2002                                        $   131,762              $     --
                                                                         ================     =================



                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002


                                                                              Cost               Accumulated
                                                                                                Depreciation
                                                                         ----------------     ------------------

      Property in Which the Partnership has a 63.09% Interest as Tenants-In-Common and has Invested in Under an Operating
         Lease:

            Balance, December 31, 1999 (h)                                   $   872,625           $     50,456
            Depreciation expense                                                      --                 17,235
                                                                         ----------------     ------------------

            Balance, December 31, 2000 (h)                                       872,625                 67,691
            Depreciation expense                                                      --                 17,235
                                                                         ----------------     ------------------

            Balance, December 31, 2001 (h)                                       872,625                 84,926
            Depreciation expense                                                      --                 17,235
                                                                         ----------------     ------------------

            Balance, December 31, 2002 (h)                                   $   872,625           $    102,161
                                                                         ================     ==================


      Property in Which the Partnership has a 47.83% Interest as Tenants-In-Common has invested in Under an Operating
         Lease:

            Balance, December 31, 1999                                      $  1,950,373           $     65,022
            Depreciation expense                                                      --                 32,470
                                                                         ----------------     ------------------

            Balance, December 31, 2000                                         1,950,373                 97,492
            Depreciation expense                                                      --                 32,470
                                                                         ----------------     ------------------

            Balance, December 31, 2001                                         1,950,373                129,962
                                                                                      --                 32,470
                                                                         ----------------     ------------------

            Balance, December 31, 2002                                      $  1,950,373           $    162,432
                                                                         ================     ==================

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002


                                                                              Cost               Accumulated
                                                                                                Depreciation
                                                                         ----------------     ------------------
      Property in Which the Partnership has a 41% Interest as
          Tenants-in-Common and has Invested in Under an
          Operating Lease:

            Balance, December 31, 2000                                          $     --              $      --
            Acquisition                                                        2,151,963                     --
            Depreciation expense                                                      --                 34,122
                                                                         ----------------     ------------------

            Balance, December 31, 2001                                         2,151,963                 34,122
            Reimbursement of construction costs (m)                              (67,559  )              (1,694  )
            Depreciation expense                                                      --                 43,250
                                                                         ----------------     ------------------

            Balance, December 31, 2002                                      $  2,084,404                 75,678
                                                                         ================     ==================

(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2002, the aggregate cost of the Properties owned by the Partnership and joint ventures (including the Properties owned as tenants-in-common) for federal income tax purposes was $31,225,186 and $6,852,267, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

(h) During the year ended December 31, 1997, the Partnership and an affiliate as tenants-in-common, purchased a real estate property from CNL BB Corp., an affiliate of the General Partners, for an aggregate cost of $872,625.

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

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002



(l) During the year ended December 31, 2001, the Partnership and an affiliate as tenants-in-common purchased a real estate property from CNL BB Corp., an affiliate of the General Partners, for an aggregate cost of $2,151,963.

(m)      During the year ended  December  31,  2002,  the  Partnership  received reimbursements from the developer upon final construction costs reconciliation. In connection therewith, the land and building values were adjusted accordingly.

(n) During the year ended December 31, 2002, the Partnership purchased real estate from CNL Franchise Network, LP, an affiliate of the General Partners, for an aggregate cost of $950,998. The portion of the lease relating to the building has been recorded as a direct financing lease.

(o) During the year ended December 31, 2002, the Partnership purchased land and building from CNL Funding 2001-A, LP, an affiliate of the General Partners, for an aggregate cost of $917,956.

                                  EXHIBIT INDEX

Exhibit Number


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