Form 10-Q
period 2003-03-31
CNL INCOME FUND XIII LTD
filed 2003-05-13
CIK 893562

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2003
   --------------------------------------------------------------------------

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
                                               ------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes___ No X -

                                    CONTENTS





Part I                                                                 Page
                                                                       ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                              1

                  Condensed Statements of Income                        2

                  Condensed Statements of Partners' Capital             3

                  Condensed Statements of Cash Flows                    4

                  Notes to Condensed Financial Statements               5-6

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   7-9

   Item 3.   Quantitative and Qualitative Disclosures About Market
                  Risk                                                  9

   Item 4.   Controls and Procedures                                    9


Part II

   Other Information                                                    10-11

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                             March 31,              December 31,
                                                                               2003                     2002
                                                                         ------------------      -------------------
                              ASSETS

  Real estate properties with operating leases, net                          $  20,948,669            $  21,048,701
  Net investment in direct financing leases                                      5,526,572                5,561,235
  Investment in joint ventures                                                   3,187,720                3,211,480
  Cash and cash equivalents                                                      1,243,255                1,275,846
  Receivables, less allowance for doubtful accounts of $13,151
      and $3,222, respectively                                                      22,071                   76,653
  Accrued rental income                                                          1,961,572                1,932,122
  Other assets                                                                      15,561                   35,964
                                                                         ------------------      -------------------

                                                                             $  32,905,420            $  33,142,001
                                                                         ==================      ===================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses                                       $     46,442              $     7,851
  Real estate taxes payable                                                          2,991                    4,410
  Distributions payable                                                            850,002                  850,002
  Due to related parties                                                            21,094                   20,593
  Rents paid in advance                                                             78,383                  147,147
  Deferred rental income                                                            23,386                   23,800
                                                                         ------------------      -------------------
      Total liabilities                                                          1,022,298                1,053,803

  Partners' capital                                                             31,883,122               32,088,198
                                                                         ------------------      -------------------

                                                                             $  32,905,420            $  33,142,001
                                                                         ==================      ===================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                   2003               2002
                                                                               --------------    ---------------
    Revenues:
        Rental income from operating leases                                       $  627,295         $  598,450
        Earned income from direct financing leases                                   148,285            135,330
        Contingent rental income                                                      37,080             50,931
        Interest and other income                                                        746              2,166
                                                                               --------------    ---------------
                                                                                     813,406            786,877
                                                                               --------------    ---------------

    Expenses:
        General operating and administrative                                          78,886             80,629
        Property expenses                                                              1,419              4,835
        Management fees to related parties                                             9,086              9,510
        State and other taxes                                                         56,240             33,579
        Depreciation and amortization                                                100,091             97,007
                                                                               --------------    ---------------
                                                                                     245,722            225,560
                                                                               --------------    ---------------

    Income Before Equity in Earnings of Joint Ventures                               567,684            561,317

    Equity in Earnings of Joint Ventures                                              77,242             75,664
                                                                               --------------    ---------------

    Income from Continuing Operations                                                644,926            636,981
                                                                               --------------    ---------------

    Discontinued Operations:
        Loss from discontinued operations                                                 --            (23,158 )
                                                                               --------------    ---------------

    Net Income                                                                    $  644,926         $  613,823
                                                                               ==============    ===============

    Income (Loss) Per Limited Partner Unit
        Continuing operations                                                      $    0.16          $    0.16
        Discontinued operations                                                           --              (0.01 )
                                                                               --------------    ---------------

    Total                                                                          $    0.16          $    0.15
                                                                               ==============    ===============

    Weighted Average Number of Limited Partner
        Units Outstanding                                                          4,000,000          4,000,000
                                                                               ==============    ===============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended           Year Ended
                                                                               March 31,            December 31,
                                                                                  2003                  2002
                                                                           -------------------    ------------------
General partners:
    Beginning balance                                                            $    191,934          $    191,934
    Net income                                                                             --                    --
                                                                           -------------------    ------------------
                                                                                      191,934               191,934
                                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                                              31,896,264            31,963,728
    Net income                                                                        644,926             3,332,544
    Distributions ($0.21 and $0.85 per
       limited partner unit, respectively)                                           (850,002 )          (3,400,008 )
                                                                           -------------------    ------------------
                                                                                   31,691,188            31,896,264
                                                                           -------------------    ------------------

Total partners' capital                                                        $   31,883,122         $  32,088,198
                                                                           ===================    ==================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                    Quarter Ended
                                                                                      March 31,
                                                                                2003              2002
                                                                           ---------------    --------------
   Increase (Decrease) in Cash and Cash Equivalents

       Net Cash Provided by Operating Activities                               $  817,411        $  836,891
                                                                           ---------------    --------------

       Cash Flows from Financing Activities:
          Distributions to limited partners                                      (850,002          (850,002 )
                                                                           ---------------    --------------
                 Net cash used in financing activities                           (850,002          (850,002 )
                                                                           ---------------    --------------

   Net Decrease in Cash and Cash Equivalents                                      (32,591 )         (13,111 )

   Cash and Cash Equivalents at Beginning of Quarter                            1,275,846           785,750
                                                                           ---------------    --------------

   Cash and Cash Equivalents at End of Quarter                                $ 1,243,255        $  772,639
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

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


1.       Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XIII, Ltd. (the "Partnership") for the year ended December 31, 2002.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Reclassification:
         ----------------

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


3.       Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental revenues from individual lessees, each representing more than ten percent of rental revenues (including the Partnership's share of rental revenues from the joint ventures and the properties held as tenants-in-common with affiliates of the general partners), for each of the quarters ended March 31:

                                                                          2003                2002
                                                                     ----------------    ----------------
                 Flagstar Enterprises, Inc.                               $  158,075          $  159,468
                 Golden Corral Corporation                                   157,094             157,539
                 Long John Silver's, Inc.                                    103,041             100,333
                 Checkers Drive-In Restaurants, Inc.                          91,520                 N/A

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than ten percent of rental revenues (including the Partnership's share of rental revenues from the joint ventures and the properties held as tenants-in-common with affiliates of the general partners), for each of the quarters ended March 31:

                                                                          2003                2002
                                                                     ----------------    ----------------
                 Hardee's                                                 $  158,075          $  159,468
                 Golden Corral Family Steakhouse Restaurants                 157,094             157,539
                 Long John Silver's                                          103,041             100,333
                 Checkers Drive-In Restaurant                                 91,520                 N/A
                 Burger King                                                     N/A             104,381

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant or chain did not represent more than ten percent of the Partnership's total rental revenues.

         Although the Partnership's properties have some geographical diversity in the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2003 and 2002, the Partnership owned 40 Properties directly and six Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $817,411 and $836,891 for the quarters ended March 31, 2003 and 2002, respectively. The decrease in cash from operating activities for the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002, was a result of changes in the Partnership's income and expenses and changes in working capital.

         At March 31, 2003, the Partnership had $1,243,255 in cash and cash equivalents, as compared to $1,275,846 at December 31, 2002. The funds remaining at March 31, 2003, after payment of distributions and other liabilities will be used to invest in an additional Property and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the limited partners of $850,002 for each of the quarters ended March 31, 2003 and 2002. This represents distributions of $0.21 per unit for each applicable quarter. No distributions were made to the general partners for the quarters ended March 31, 2003 and 2002. No amounts distributed to the limited partners for the quarters ended March 31, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, decreased to $1,022,298 at March 31, 2003, from $1,053,803 at December 31, 2002, primarily as a result of a decrease in rents paid in advance at March 31, 2003, as compared to December 31, 2002. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $775,580 for the quarter ended March 31, 2003 as compared to $733,780 in the same period in 2002. The increase in rental revenues during the quarter ended March 31, 2003, as compared to the same period in 2002, was primarily due to the Partnership reinvesting the majority of the net proceeds from the 2002 sales of Dayton, Ohio, and Overland Park, Kansas in two Properties in Houston, Texas and Lee's Summit, Missouri.

         In December 2002, AmeriKing Corporation, the parent company to National Restaurant Enterprises, Inc., ,which is the tenant of the Property in Cincinnati, Ohio, filed for bankruptcy protection. As of May 15, 2003, the Partnership has continued receiving rental payments relating to this lease. While the tenant has neither rejected nor affirmed the lease, there can be no assurance that it will not be rejected in the future. The lost revenues that would result if the tenant rejects this lease will have an adverse effect on the results of operations of the Partnership if the Partnership is unable to lease the Property in a timely manner.

         During the quarters ended March 31, 2003 and 2002, the Partnership also earned $37,080 and $50,931, respectively, in contingent rental income. The decrease in contingent rental income during the quarter ended March 31, 2003, as compared to the same period in 2002, was due to the Partnership recognizing percentage rental income when the tenants met the defined thresholds under their lease agreements.

         During the quarters ended March 31, 2003 and 2002, the Partnership earned $77,242 and $75,664, respectively, attributable to the net income earned by joint ventures.

         During the quarter ended March 31, 2003, four lessees of the Partnership, Flagstar Enterprises, Inc., Golden Corral Corporation, Long John Silver's, Inc., and Checkers Drive-In Restaurants, Inc., each contributed more than ten percent of the Partnership's total rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenants-in-common arrangements). It is anticipated that, based on the minimum rental payments required by the leases, these four lessees will each continue to contribute more than ten percent of the Partnership's total rental revenues. In addition, four restaurant chains, Hardee's, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Long John Silver's and Checkers Drive-In Restaurants, each accounted for more than ten percent of the Partnership's total rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenants-in-common arrangements). It is anticipated that these four Restaurant chains each will continue to account for more than ten percent of the Partnership's total rental revenues under the terms of the leases. Any failure of these lessees or restaurant chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $245,722 and $225,560 for the quarters ended March 31, 2003 and 2002, respectively. The increase in operating expenses during the quarter ended March 31, 2003 was primarily due to an increase in the amount of state tax expense relating to several states in which the Partnership conducts business.

         During the year ended December 31, 2002, the Partnership identified and sold two Properties which were classified as Discontinued Operations in the accompanying financial statements. During the quarter ended March 31, 2002, the Partnership recognized a net rental loss (rental revenues less Property related expenses and provisions for write-down of assets), of $23,158 relating to these two Properties. The Partnership recorded a provision for write-down of assets relating to the Property in Overland Park, Kansas of approximately $105,200 during the quarter ended March 31, 2002 in anticipation of the sale. The provision represented the difference between the Property's net carrying value and its estimated fair value. The Partnership sold the Properties in Overland Park, Kansas and Dayton, Ohio subsequent to March 31, 2002.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


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

                  (b)      Reports of Form 8-K

                           No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of May, 2003.


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

Date:  May 9, 2003


/s/ James M. Seneff, Jr.
---------------------------
 James M. Seneff, Jr.
Chief Executive Officer

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


Date:  May 9, 2003


/s/ Robert A. Bourne
---------------------------
Robert A. Bourne
President and Treasurer

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