Form 10-Q
period 2003-06-30
CNL INCOME FUND XIII LTD
filed 2003-08-13
CIK 893562

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2003
   --------------------------------------------------------------------------

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


                           CNL Income Fund XIII, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Florida                                             59-3143094
--------------------------------              -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


450 South Orange Avenue
Orlando, Florida                                             32801
--------------------------------              -------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
                                              -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes___ No X

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

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                             June 30,               December 31,
                                                                               2003                     2002
                                                                         ------------------      -------------------
                              ASSETS

  Real estate properties with operating leases, net                          $  20,848,637            $  21,048,701
  Net investment in direct financing leases                                      5,490,978                5,561,235
  Investment in joint ventures                                                   3,182,596                3,211,480
  Cash and cash equivalents                                                      1,159,834                1,275,846
  Receivables, less allowance for doubtful accounts of $12,598
      and $3,222, respectively                                                      46,849                   76,653
  Accrued rental income                                                          1,986,996                1,932,122
  Other assets                                                                      28,388                   35,964
                                                                         ------------------      -------------------

                                                                             $  32,744,278            $  33,142,001
                                                                         ==================      ===================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses                                       $     15,943              $     7,851
  Real estate taxes payable                                                            741                    4,410
  Distributions payable                                                            850,002                  850,002
  Due to related parties                                                            17,740                   20,593
  Rents paid in advance                                                             68,666                  147,147
  Deferred rental income                                                            22,975                   23,800
                                                                         ------------------      -------------------
      Total liabilities                                                            976,067                1,053,803

  Partners' capital                                                             31,768,211               32,088,198
                                                                         ------------------      -------------------

                                                                             $  32,744,278            $  33,142,001
                                                                         ==================      ===================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                             Quarter Ended                   Six Months Ended
                                                               June 30,                          June 30,
                                                         2003             2002             2003           2002
                                                     -------------    -------------    ------------- ---------------
  Revenues:
      Rental income from operating leases               $ 626,645        $ 599,531       $1,253,940     $ 1,197,981
      Earned income from direct financing leases          146,634          133,706          294,919         269,036
      Contingent rental income                             56,708           53,152           93,788         104,083
      Interest and other income                               597            2,448            1,343           4,614
                                                     -------------    -------------    ------------- ---------------
                                                          830,584          788,837        1,643,990       1,575,714
                                                     -------------    -------------    ------------- ---------------

  Expenses:
      General operating and administrative                 62,070           71,378          140,956         152,007
      Property related                                      3,204            7,875            4,623          12,710
      Management fees to related parties                    9,431            9,696           18,517          19,206
      State and other taxes                                    --            4,029           56,240          37,608
      Depreciation and amortization                       100,091           97,921          200,182         194,928
                                                     -------------    -------------    ------------- ---------------
                                                          174,796          190,899          420,518         416,459
                                                     -------------    -------------    ------------- ---------------

  Income Before Equity in Earnings of Joint
      Ventures                                            655,788          597,938        1,223,472       1,159,255

  Equity in Earnings of Joint Ventures                     79,303           75,829          156,545         151,493
                                                     -------------    -------------    ------------- ---------------

  Income from Continuing Operations                       735,091          673,767        1,380,017       1,310,748
                                                     -------------    -------------    ------------- ---------------

  Discontinued Operations:
      Income from discontinued operations                      --           51,941               --          28,783
      Gain on disposal of discontinued operations              --          303,176               --         303,176
                                                     -------------    -------------    ------------- ---------------
                                                               --          355,117               --         331,959
                                                     -------------    -------------    ------------- ---------------

  Net Income                                            $ 735,091       $1,028,884       $1,380,017     $ 1,642,707
                                                     =============    =============    ============= ===============

  Income Per Limited Partner Unit
      Continuing operations                              $   0.18         $   0.17         $   0.35       $    0.33
      Discontinued operations                                  --             0.09               --            0.08
                                                     -------------    -------------    ------------- ---------------

                                                         $   0.18         $   0.26         $   0.35       $    0.41
                                                     =============    =============    ============= ===============

  Weighted Average Number of Limited Partner
      Units Outstanding                                 4,000,000        4,000,000        4,000,000       4,000,000
                                                     =============    =============    ============= ===============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                         Six Months Ended            Year Ended
                                                                             June 30,               December 31,
                                                                               2003                     2002
                                                                        --------------------     -------------------
General partners:
    Beginning balance                                                         $     191,934            $    191,934
    Net income                                                                           --                      --
                                                                        --------------------     -------------------
                                                                                    191,934                 191,934
                                                                        --------------------     -------------------

Limited partners:
    Beginning balance                                                            31,896,264              31,963,728
    Net income                                                                    1,380,017               3,332,544
    Distributions ($0.43 and $0.85 per
       limited partner unit, respectively)                                       (1,700,004 )            (3,400,008 )
                                                                        --------------------     -------------------
                                                                                 31,576,277              31,896,264
                                                                        --------------------     -------------------

Total partners' capital                                                      $   31,768,211          $   32,088,198
                                                                        ====================     ===================

See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                2003              2002
                                                                           ---------------    --------------
   Increase (Decrease) in Cash and Cash Equivalents

       Net Cash Provided by Operating Activities                              $ 1,583,992       $ 1,655,782
                                                                           ---------------    --------------

       Cash Flows from Investing Activities:
          Proceeds from sale of real estate properties                                 --         1,049,863
          Additions to real estate properties with operating leases                    --          (917,956 )
          Increase in restricted cash                                                  --          (129,239 )
                                                                           ---------------    --------------
                 Net cash provided by investing activities                             --             2,668
                                                                           ---------------    --------------

       Cash Flows from Financing Activities:
          Distributions to limited partners                                    (1,700,004 )      (1,700,004 )
                                                                           ---------------    --------------
                 Net cash used in financing activities                         (1,700,004 )      (1,700,004 )
                                                                           ---------------    --------------

   Net Decrease in Cash and Cash Equivalents                                     (116,012 )         (41,554 )

   Cash and Cash Equivalents at Beginning of Period                             1,275,846           785,750
                                                                           ---------------    --------------

   Cash and Cash Equivalents at End of Period                                 $ 1,159,834        $  744,196
                                                                           ===============    ==============

   Supplemental Schedule of Non-Cash Financing
       Activities:

          Distributions declared and unpaid at end of
             period                                                            $  850,002        $  850,002
                                                                           ===============    ==============


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XIII, Ltd. (the "Partnership") for the year ended December 31, 2002.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Reclassification:

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


3.       Concentration of Credit Risk:

         The following schedule presents total rental revenues from individual lessees, each representing more than ten percent of rental revenues (including the Partnership's share of rental revenues from the joint ventures and the properties held as tenants-in-common with affiliates of the general partners), for each of the six months ended June 30:

                                                                          2003                2002
                                                                     ----------------    ----------------
                 Flagstar Enterprises, Inc.                               $  315,782          $  318,600
                 Golden Corral Corporation                                   313,320             314,322
                 LJS Restaurants, Inc. and Long John
                   Silver's, Inc. (under common
                   control)                                                  203,353             201,825
                 Checkers Drive-In Restaurants, Inc.
                                                                             183,060                 N/A

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than ten percent of rental revenues (including the Partnership's share of rental revenues from the joint ventures and the properties held as tenants-in-common with affiliates of the general partners), for each of the six months ended June 30:

                                                                          2003                2002
                                                                     ----------------    ----------------
                 Hardee's                                                 $  315,782          $  318,600
                 Golden Corral Family Steakhouse Restaurants                 313,320             314,322
                 Long John Silver's and Long John
                   Silver's/A&W Restaurant                                   203,353             201,825
                 Checkers Drive-In Restaurant                                183,060                 N/A
                 Burger King                                                     N/A             211,374

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant or chain did not represent more than ten percent of the Partnership's total rental revenues.

         Although the Partnership's properties have some geographical diversity in the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any of these lessees or restaurant chains will significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2003 and 2002, the Partnership owned 40 Properties directly and six Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $1,583,992 and $1,655,782 for the six months ended June 30, 2003 and 2002, respectively. At June 30, 2003, the Partnership had $1,159,834 in cash and cash equivalents, as compared to $1,275,846 at December 31, 2002. At June 30, 2003, these funds were primarily held in demand deposit accounts at commercial banks. The funds remaining at June 30, 2003, after payment of distributions and other liabilities will be used to invest in an additional Property and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the limited partners of $1,700,004 for each of the six months ended June 30, 2003 and 2002 ($850,002 for each applicable quarter). This represents distributions of $0.43 per unit for each of the six months ended June 30, 2003 and 2002 ($0.21 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2003 and 2002. No amounts distributed to the limited partners for the six months ended June 30, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, decreased to $976,067 at June 30, 2003, from $1,053,803 at December 31, 2002, primarily as a result of a decrease in rents paid in advance at June 30, 2003, as compared to December 31, 2002. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $1,548,859 for the six months ended June 30, 2003, as compared to $1,467,017 for the same period in 2002, of which $773,279 and $733,237 were earned during the second quarter of 2003 and 2002, respectively. The increase in rental revenues during the quarter and six months ended June 30, 2003, as compared to the same periods in 2002, was primarily due to the Partnership reinvesting the majority of the net proceeds from the 2002 sales of the Properties in Dayton, Ohio, and Overland Park, Kansas in two Properties, one in Houston, Texas and the other in Lee's Summit, Missouri.

         In December 2002, AmeriKing Corporation, the parent company to National Restaurant Enterprises, Inc., which is the tenant of the Property in Cincinnati, Ohio, filed for bankruptcy protection. As of August 7, 2003, the Partnership has continued receiving rental payments relating to this lease. While the tenant has neither rejected nor affirmed the lease, there can be no assurance that it will not be rejected in the future. The lost revenues that would result if the tenant rejects this lease will have an adverse effect on the results of operations of the Partnership if the Partnership is unable to lease the Property in a timely manner.

         During the six months ended June 30, 2003 and 2002, the Partnership also earned $93,788 and $104,083, respectively, in contingent rental income, of which $56,708 and $53,152 were earned during the second quarter of 2003 and 2002, respectively. The decrease in contingent rental income during the six months ended June 30, 2003, as compared to the same period in 2002, was due to a reduction in the reported gross sales of the restaurants as compared to the same period in 2002.

         During the six months ended June 30, 2003 and 2002, the Partnership earned $156,545 and $151,493, respectively, attributable to the net income earned by joint ventures, of which $79,303 and $75,829 were earned during the second quarter of 2003 and 2002, respectively. Net income earned by joint ventures during the six months ended June 30, 2003, as compared to same period in 2002, remained constant, as there was no change in the leased Property portfolio owned by the joint ventures and the tenancies in common.

         During the six months ended June 30, 2003, four lessees (or groups of affiliated lessees) of the Partnership, Flagstar Enterprises, Inc., Golden Corral Corporation, LJS Restaurants, Inc. and Long John Silver's, Inc., (which are affiliated entities under common control) (hereinafter referred to as "Long John Silver's, Inc."), and Checkers Drive-In Restaurants, Inc., each contributed more than ten percent of the Partnership's total rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenants-in-common arrangements). It is anticipated that, based on the minimum rental payments required by the leases, these four lessees will each continue to contribute more than ten percent of the Partnership's total rental revenues. In addition, four restaurant chains (or dual concept restaurant chains), Hardee's, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Long John Silver's and Long John Silver's/A&W Restaurant, and Checkers Drive-In Restaurants, each accounted for more than ten percent of the Partnership's total rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenants-in-common arrangements). It is anticipated that these four Restaurant chains each will continue to account for more than ten percent of the Partnership's total rental revenues under the terms of the leases. Any failure of these lessees or restaurant chains will materially affect the Partnership's operating results if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $420,518 and $416,459 for the six months ended June 30, 2003 and 2002, respectively, of which $174,796 and $190,899 were incurred during the second quarter of 2003 and 2002, respectively. The increase in operating expenses during the six months ended June 30, 2003 was due to an increase in state tax expense relating to several states in which the Partnership conducts business, and to an increase in depreciation expense as a result of a Property acquisition in 2002. The increase during the six months ended June 30, 2003 was partially offset by, and the decrease during the quarter ended June 30, 2003 was partially due to, a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties.

         During the year ended December 31, 2002, the Partnership identified and sold two Properties which were classified as Discontinued Operations in the accompanying financial statements. During the quarter and six months ended June 30, 2002, the Partnership recognized a net rental loss (rental revenues less Property related expenses and provisions for write-down of assets) of $51,941 and $28,783, respectively, relating to these two Properties. The Partnership recorded a provision for write-down of assets relating to the Property in Overland Park, Kansas of approximately $105,200 during the six months ended June 30, 2002 in anticipation of the sale. The provision represented the difference between the Property's net carrying value and its estimated fair value. In June 2002, the Partnership sold its Property in Dayton, Ohio to the tenant, which resulted in a gain on disposal of discontinued operations of $303,176. The Partnership sold the Property in Overland Park, Kansas subsequent to June 30, 2002.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.


ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

         There was no change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

                   31.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                   31.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                   32.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                   32.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

            (b)  Reports of Form 8-K

                 No reports on Form 8-K were filed during the quarter ended June 30, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 8th day of August, 2003.


                                            CNL INCOME FUND XIII, LTD.

                                            By:CNL REALTY CORPORATION
                                               General Partner


                                               By:/s/ James M. Seneff, Jr.
                                                  -----------------------------
                                                  JAMES M. SENEFF, JR.
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


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

                  31.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                  31.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                  32.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                  32.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.) 32.1

                                  EXHIBIT 31.1

                                  EXHIBIT 31.2

                                  EXHIBIT 32.1

                                  EXHIBIT 32.2