Form 10-Q
period 2003-09-30
CNL INCOME FUND XIII LTD
filed 2003-11-13
CIK 893562

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
                   (d) OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2003
   --------------------------------------------------------------------------

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


                           CNL Income Fund XIII, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                          59-3143094
----------------------------------              -----------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


450 South Orange Avenue
Orlando, Florida                                            32801
----------------------------------              -----------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                 (407) 540-2000
                                                -----------------------------


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

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                           September 30,            December 31,
                                                                               2003                     2002
                                                                         ------------------      -------------------
                              ASSETS

  Real estate properties with operating leases, net                          $  20,748,605            $  21,048,701
  Net investment in direct financing leases                                      5,454,426                5,561,235
  Investment in joint ventures                                                   3,170,693                3,211,480
  Cash and cash equivalents                                                      1,242,073                1,275,846
  Receivables, less allowance for doubtful accounts of $39,619
      and $3,222, respectively                                                      35,902                   76,653
  Accrued rental income                                                          2,005,943                1,932,122
  Other assets                                                                      40,709                   35,964
                                                                         ------------------      -------------------

                                                                             $  32,698,351            $  33,142,001
                                                                         ==================      ===================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses                                       $     18,653              $     7,851
  Real estate taxes payable                                                          3,030                    4,410
  Distributions payable                                                            850,002                  850,002
  Due to related parties                                                            22,245                   20,593
  Rents paid in advance                                                            153,045                  147,147
  Deferred rental income                                                            22,561                   23,800
                                                                         ------------------      -------------------
      Total liabilities                                                          1,069,536                1,053,803

  Partners' capital                                                             31,628,815               32,088,198
                                                                         ------------------      -------------------

                                                                             $  32,698,351            $  33,142,001
                                                                         ==================      ===================


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                             Quarter Ended                  Nine Months Ended
                                                             September 30,                    September 30,
                                                         2003             2002             2003           2002
                                                     -------------    -------------    ------------- ---------------
  Revenues:
      Rental income from operating leases               $ 633,741        $ 628,444       $1,887,681     $ 1,826,425
      Earned income from direct financing leases          145,676          134,900          440,595         403,936
      Contingent rental income                             25,543           67,460          119,331         171,543
      Interest and other income                                --              959            1,343           5,573
                                                     -------------    -------------    ------------- ---------------
                                                          804,960          831,763        2,448,950       2,407,477
                                                     -------------    -------------    ------------- ---------------

  Expenses:
      General operating and administrative                 59,492           69,310          200,448         221,317
      Property related                                      6,738            1,157           11,361          13,867
      Management fees to related parties                    9,054            8,612           27,571          27,818
      State and other taxes                                    40               --           56,280          37,608
      Depreciation and amortization                       100,094          100,009          300,276         294,937
                                                     -------------    -------------    ------------- ---------------
                                                          175,418          179,088          595,936         595,547
                                                     -------------    -------------    ------------- ---------------

  Income Before Equity in Earnings of Joint
      Ventures                                            629,542          652,675        1,853,014       1,811,930

  Equity in Earnings of Joint Ventures                     81,064           76,297          237,609         227,790
                                                     -------------    -------------    ------------- ---------------

  Income from Continuing Operations                       710,606          728,972        2,090,623       2,039,720
                                                     -------------    -------------    ------------- ---------------

  Discontinued Operations:
      Income from discontinued operations                      --          162,119               --         190,902
      Gain on disposal of discontinued operations              --           27,300               --         330,476
                                                     -------------    -------------    ------------- ---------------
                                                               --          189,419               --         521,378
                                                     -------------    -------------    ------------- ---------------

  Net Income                                            $ 710,606        $ 918,391       $2,090,623     $ 2,561,098
                                                     =============    =============    ============= ===============

  Income Per Limited Partner Unit
      Continuing operations                              $   0.18         $   0.18         $   0.52       $    0.51
      Discontinued operations                                  --             0.05               --            0.13
                                                     -------------    -------------    ------------- ---------------

                                                         $   0.18         $   0.23         $   0.52       $    0.64
                                                     =============    =============    ============= ===============

  Weighted Average Number of Limited Partner
      Units Outstanding                                 4,000,000        4,000,000        4,000,000       4,000,000
                                                     =============    =============    ============= ===============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                     Nine Months Ended            Year Ended
                                                       September 30,             December 31,
                                                            2003                     2002
                                                    ---------------------     -------------------
General partners:
    Beginning balance                                     $      191,934            $    191,934
    Net income                                                        --                      --
                                                    ---------------------     -------------------
                                                                 191,934                 191,934
                                                    ---------------------     -------------------

Limited partners:
    Beginning balance                                         31,896,264              31,963,728
    Net income                                                 2,090,623               3,332,544
    Distributions ($0.64 and $0.85 per
       limited partner unit, respectively)                    (2,550,006 )            (3,400,008 )
                                                    ---------------------     -------------------
                                                              31,436,881              31,896,264
                                                    ---------------------     -------------------

Total partners' capital                                  $    31,628,815          $   32,088,198
                                                    =====================     ===================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                2003              2002
                                                                           ---------------    --------------

   Net Cash Provided by Operating Activities                                  $ 2,516,233       $ 2,650,401
                                                                           ---------------    --------------

   Cash Flows from Investing Activities:
       Proceeds from sale of assets                                                    --         2,144,163
       Additions to real estate properties                                             --        (1,868,954 )
       Increase in restricted cash                                                     --          (129,239 )
       Decrease in restricted cash                                                     --           129,239
                                                                           ---------------    --------------
          Net cash provided by investing activities                                    --           275,209
                                                                           ---------------    --------------

   Cash Flows from Financing Activities:
       Distributions to limited partners                                       (2,550,006 )      (2,550,006 )
                                                                           ---------------    --------------
          Net cash used in financing activities                                (2,550,006 )      (2,550,006 )
                                                                           ---------------    --------------

   Net Increase (Decrease) in Cash and Cash Equivalents                           (33,773 )         375,604

   Cash and Cash Equivalents at Beginning of Period                             1,275,846           785,750
                                                                           ---------------    --------------

   Cash and Cash Equivalents at End of Period                                 $ 1,242,073       $ 1,161,354
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

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XIII, Ltd. (the "Partnership") for the year ended December 31, 2002.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period ending after December 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

         In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. One requirement of FAS 150 is that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FAS 150 as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have an impact on the Partnership's results of operations.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Concentration of Credit Risk

         The following schedule presents total rental revenues from individual lessees, each representing more than ten percent of rental revenues (including the Partnership's share of rental revenues from the joint ventures and the properties held as tenants-in-common with affiliates of the general partners), for each of the nine months ended September 30:

                                                                  2003                2002
                                                             ----------------    ----------------
                 Flagstar Enterprises, Inc.                       $  473,111          $  477,388
                 Golden Corral Corporation                           469,486             470,300
                 LJS Restaurants, Inc. and Long John
                   Silver's, Inc. (under common
                   control)                                          303,213             303,037
                 Checkers Drive-In Restaurants, Inc.                 274,599                 N/A


         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than ten percent of rental revenues (including the Partnership's share of rental revenues from the joint ventures and the properties held as tenants-in-common with affiliates of the general partners), for each of the nine months ended September 30:

                                                               2003                2002
                                                          ----------------    ----------------
                 Hardee's                                      $  473,111          $  477,388
                 Golden Corral Family Steakhouse
                   Restaurants                                    469,486             470,300
                 Long John Silver's and Long John
                   Silver's/A&W Restaurant                        303,213             303,037
                 Checkers Drive-In Restaurants                    274,599                 N/A
                 Burger King                                          N/A             314,825

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2003 and 2002, the Partnership owned 40 Properties directly and six Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $2,516,233 and $2,650,401 for the nine months ended September 30, 2003 and 2002, respectively. At September 30, 2003, the Partnership had $1,242,073 in cash and cash equivalents, as compared to $1,275,846 at December 31, 2002. At September 30, 2003, these funds were primarily held in demand deposit accounts at commercial banks. The funds remaining at September 30, 2003, after payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the limited partners of $2,550,006 for each of the nine months ended September 30, 2003 and 2002 ($850,002 for each applicable quarter). This represents distributions of $0.64 per unit for each of the nine months ended September 30, 2003 and 2002 ($0.21 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2003 and 2002. No amounts distributed to the limited partners for the nine months ended September 30, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total  liabilities,   including  distributions  payable,  increased  to
$1,069,536  at  September  30,  2003,  from  $1,053,803  at December  31,  2002, primarily as a result of an increase in accounts payable and accrued expenses at September 30, 2003, as compared to December 31, 2002. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $2,328,276 for the nine months ended September 30, 2003, as compared to $2,230,361 for the same period in 2002, of which $779,417 and $763,344 were earned during the third quarter of 2003 and 2002, respectively. The increase in rental revenues during the quarter and nine months ended September 30, 2003, as compared to the same periods in 2002, was primarily due to the Partnership reinvesting the majority of the net proceeds from the 2002 sales of the Properties in Dayton, Ohio, and Overland Park, Kansas in two Properties, one in Houston, Texas and the other in Lee's Summit, Missouri.

         In December 2002, AmeriKing Corporation, the parent company to National Restaurant Enterprises, Inc., which is the tenant of the Property in Cincinnati, Ohio, filed for bankruptcy protection. As of November 2003, the Partnership has continued to receive rental payments relating to this lease. While the tenant has neither rejected nor affirmed the lease, there can be no assurance that it will not be rejected in the future. The lost revenues that would result if the tenant rejects this lease would have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Property in a timely manner.

         During the nine months ended September 30, 2003 and 2002, the Partnership also earned $119,331 and $171,543, respectively, in contingent rental income, of which $25,543 and $67,460 were earned during the third quarter of 2003 and 2002, respectively. The decrease in contingent rental income during the nine months and quarter ended September 30, 2003, as compared to the same period in 2002, was due to a reduction in the reported gross sales of the restaurants as compared to the same periods in 2002.

         During the nine months ended September 30, 2003 and 2002, the Partnership earned $237,609 and $227,790, respectively, attributable to the net income earned by joint ventures, of which $81,064 and $76,297 were earned during the third quarter of 2003 and 2002, respectively. Net income earned by joint ventures during the nine months and quarter ended September 30, 2003, as compared to the same periods in 2002, remained fairly constant, as there was no change in the leased Property portfolio owned by the joint ventures and the tenancies in common.

         During the nine months ended September 30, 2003, four lessees (or groups of affiliated lessees) of the Partnership, Flagstar Enterprises, Inc., Golden Corral Corporation, LJS Restaurants, Inc. and Long John Silver's, Inc., (which are affiliated entities under common control) (hereinafter referred to as "Long John Silver's, Inc."), and Checkers Drive-In Restaurants, Inc., each contributed more than ten percent of the Partnership's total rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenants-in-common arrangements). It is anticipated that, based on the minimum rental payments required by the leases, these four lessees will each continue to contribute more than ten percent of the Partnership's total rental revenues. In addition, four restaurant chains (or dual concept restaurant chains), Hardee's, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Long John Silver's and Long John Silver's/A&W Restaurant, and Checkers Drive-In Restaurants, each accounted for more than ten percent of the Partnership's total rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenants-in-common arrangements). It is anticipated that these four Restaurant chains each will continue to account for more than ten percent of the Partnership's total rental revenues under the terms of the leases. Any failure of these lessees or restaurant chains will materially affect the Partnership's operating results if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $595,936 and $595,547 for the nine months ended September 30, 2003 and 2002, respectively, of which $175,418 and $179,088 were incurred during the third quarter of 2003 and 2002, respectively. While operating expenses in total remained constant during the nine months ended September 30, 2003 and 2002, there was an increase in state tax expense relating to several states in which the Partnership conducts business, and an increase in depreciation expense as a result of a Property acquisition in 2002. These increases were offset by a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties.

         During the year ended December 31, 2002, the Partnership identified and sold two Properties which were classified as Discontinued Operations in the accompanying financial statements. During the quarter and nine months ended September 30, 2002, the Partnership recognized net rental income (rental revenues less Property related expenses and provisions for write-down of assets) of $162,119 and $190,902, respectively, relating to these two Properties. In June 2002, the Partnership sold its Property in Dayton, Ohio which resulted in a gain on disposal of discontinued operations of $303,176. In August 2002, the Partnership sold its Property in Overland Park, Kansas which resulted in a gain on disposal of discontinued operations of $27,300. In anticipation of the sale, the Partnership recorded a provision for write-down of assets relating to this Property of approximately $105,200 during the nine months ended September 30, 2002. The provision represented the difference between the Property's net carrying value and its estimated fair value.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period ending after December 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

         In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. One requirement of FAS 150 is that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FAS 150 as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have an impact on the Partnership's results of operations.


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

          (b)Reports of Form 8-K

             No reports on Form 8-K were filed during the quarter ended September 30, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12th day of November, 2003.


                                          CNL INCOME FUND XIII, LTD.

                                          By: CNL REALTY CORPORATION
                                              General Partner


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