Form 10-K
period 2003-12-31
CNL INCOME FUND XIII LTD
filed 2004-03-30
CIK 893562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

         As of December 31, 2000, the Partnership owned 46 Properties, either directly or indirectly through joint venture or tenancy in common arrangements. During the year ended December 31, 2001, the Partnership sold its Property in Mount Airy, North Carolina, to the tenant and reinvested the net sales proceeds in a Golden Corral Property located in Blue Springs, Missouri, with an affiliate of the General Partners as tenants-in-common. During the year ended December 31, 2002, the Partnership sold its Properties in Dayton, Ohio and Overland Park, Kansas, and reinvested the majority of the net sales proceeds in two Properties located in Houston, Texas and Lee's Summit, Missouri. During 2003, the
Partnership used the remaining net sales proceeds from the 2002 sale of the Property in Dayton, Ohio to invest in a Property in Tucker, Georgia with CNL Income Fund X, Ltd., CNL Income Fund XIV, Ltd., and CNL Income Fund XV, Ltd., as tenants-in-common. Each of the CNL Income Funds is an affiliate of the General Partners and a Florida limited partnership.

         As of December 31, 2003, the Partnership owned 47 Properties. The 47 Properties include eight Properties consisting of land only, interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and five Properties owned with affiliates as tenants-in-common. Under the leases of the eight Properties consisting of land only, the tenant owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. The
Partnership generally leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership holds its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners consider factors such as potential capital appreciation, net cash flow and federal income taxes. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer and Properties owned as tenants-in-common with affiliates of the General Partners provide for initial terms ranging from 5 to 20 years (the average being 18 years), and expire between 2004 and 2023. All leases are generally on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $30,600 to $222,500. A majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years, the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 37 of the Partnership's 47 Properties also have been granted options to purchase the Property at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         During 2003, the Partnership used the remaining net sales proceeds from the sale of the Property in Dayton, Ohio to invest in a Property in Tucker, Georgia, with CNL Income Fund X, Ltd., CNL Income Fund XIV, Ltd., and CNL Income Fund XV, Ltd., as tenants-in-common. The lease terms for this Property are substantially the same as the Partnership's other leases.

         In January 2001, the leases relating to the Properties in Mesa, Arizona, and Peoria, Arizona, were assigned to another tenant and amended to provide for a reduction in rents for a two-year period. In December 2002, the leases were amended to provide for a reduction in rents for an additional six-month period. All other lease terms remained unchanged. The General Partners do not anticipate that any decreases in rental income, relating to these amendments, will have a material adverse effect on the Partnership's financial position or results of operations.

         In December 2002, AmeriKing Corporation, the parent company to National Restaurant Enterprises, Inc., which is the tenant of the Property in Cincinnati, Ohio, filed for bankruptcy protection. In January 2004, the lease relating to the Property was assigned to and assumed by a new tenant and all other lease terms remained the same.

         In March 2004, the tenant of the Property in Houston, Texas terminated its lease, in accordance with its lease agreement, when more than 50% of the land was taken by a partial right-of-way taking. The General Partners are currently seeking either a new tenant or a purchaser for the vacant Property.

Major Tenants

         During 2003, three lessees of the Partnership, Flagstar Enterprises, Inc., Long John Silver's, Inc., and Golden Corral Corporation, each contributed more than ten percent of total rental revenues (including the Partnership's share of total rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common arrangements). As of December 31, 2003, Flagstar Enterprises, Inc. was the lessee under leases relating to 11 restaurants, Long John Silver's, Inc. was the lessee under leases relating to five restaurants, and Golden Corral Corporation was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these three lessees will each continue to contribute more than ten percent of total rental revenues in 2004. In addition, three Restaurant Chains, Long John Silver's, Hardee's, and Golden Corral Buffet and Grill ("Golden Corral"), each accounted for more than ten percent of total rental revenues during 2003 (including the Partnership's share of total rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common arrangements). It is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of total rental revenues under the terms of the leases in 2004. Any failure of these lessees or

         Restaurant Chains will materially affect the Partnership's operating results if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 2003, no single tenant or group of affiliated tenants leases Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into the following joint venture and tenancy in common arrangements as of December 31, 2003:

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

CNL Income  Fund  XIII,  Ltd.,   1997       63.09%      CNL Income Fund XVII, Ltd.       Akron, OH
     and   CNL   Income   Fund
     XVII,  Ltd.,  Tenants  in
     Common

CNL  Income  Fund  III,  Ltd.,   1997       47.83%      CNL Income Fund III, Ltd.        Miami, FL
     CNL   Income   Fund  VII,                          CNL Income  Fund  VII, Ltd.
     Ltd.,  CNL Income Fund X,                          CNLIncome Fund X, Ltd.
     Ltd.,   and  CNL   Income
     Fund XIII, Ltd.,  Tenants
     in Common

CNL Income  Fund  XIII,  Ltd.,   2001       41.00%      CNL Income Fund XV, Ltd.         Blue Springs,
     and CNL  Income  Fund XV,                                                           MO
     Ltd., Tenants in Common

CNL Income  Fund X, Ltd.,  CNL   2003       10.00%      CNL Income Fund X, Ltd.          Tucker, GA
     Income  Fund XIII,  Ltd.,                          CNL Income Fund XIV, Ltd.
     CNL   Income   Fund  XIV,                          CNL Income Fund XV, Ltd.
     Ltd.,   and  CNL   Income
     Fund  XV,  Ltd.,  Tenants
     in Common

         Each joint venture or tenancy in common was formed to hold one Property. Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida. The Partnership shares management control equally with the affiliates of the General Partners.

         The joint venture and tenancy in common arrangements provide for the Partnership and its joint venture or tenancy in common partners to share in all costs and benefits in proportion to each partner's percentage interest in the entity or Property. The Partnership and its partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture or tenancy in common. Net cash flow from operations is distributed to each joint venture or tenancy in common partner in accordance with its respective percentage interest in the entity or the Property.

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

         During 2003, the Partnership used the remaining net sales proceeds from the sale of the Property in Dayton, Ohio to invest in a Property in Tucker, Georgia, as tenants-in-common with CNL Income Fund X, Ltd., CNL Income Fund XIV, Ltd., and CNL Income Fund XV, Ltd. Each CNL Income Fund is a Florida limited partnership and an affiliate of the General Partner.

         The joint venture and tenancy in common agreements restrict each party's ability to sell, transfer or assign its interest without first offering it for sale to its partners, either upon such terms and conditions as to which the parties may agree or, in the event the parties cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture or tenancy in common interest.

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

Certain Management Services

         RAI Restaurants, Inc. (the "Advisor"), an affiliate of the General Partners, provided certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, the Advisor is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices, and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay the Advisor an annual fee equal to one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

         The management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days' prior notice by either party.

         During 2003, CNL Capital Management, Inc., ("CCM"), a wholly owned subsidiary of CNL Financial Group, Inc., began providing certain strategic advisory services to the General Partners relative to the Partnership's business. CCM is not reimbursed for these services by the Partnership. CCM also began providing some accounting and portfolio management services to the Partnership during 2003, through a subcontract with the Advisor.

Competition

         The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

Employees

         The  Partnership   has  no  employees.   The  officers  of  CNL  Realty
Corporation, the officers and employees of CNL Restaurant Properties, Inc. (formerly CNL American Properties Fund, Inc.), the parent company of the Advisor, and the officers and employees of CCM perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2003, the Partnership owned 47 Properties. Of the 47 Properties, 40 are owned by the Partnership in fee simple, two are owned through joint venture arrangements and five are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement.

Description of Properties

         Land. The Partnership's Property sites, owned either directly or indirectly, range from approximately 19,900 to 145,400 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership, either directly or indirectly, as of December 31, 2003 by state.

                 State                                    Number of Properties

                 Alabama                                              3
                 Arizona                                              2
                 Arkansas                                             1
                 California                                           1
                 Colorado                                             1
                 Florida                                             10
                 Georgia                                              2
                 Indiana                                              1
                 Louisiana                                            1
                 Maryland                                             1
                 Missouri                                             2
                 Ohio                                                 3
                 Pennsylvania                                         3
                 South Carolina                                       2
                 Tennessee                                            5
                 Texas                                                9
                                                                  ------
                 TOTAL PROPERTIES                                    47
                                                                  ======

         Buildings. Each of the Properties includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the eight Checkers Properties are owned by the tenant while the land parcels are owned by the Partnership. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 1,900 to 11,500 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2003, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight-line method using a depreciable life of 40 years for federal income tax purposes.

         As of December 31, 2003, the aggregate cost of the Properties owned by the Partnership and joint ventures (including the Properties owned through tenancy in common arrangements) for federal income tax purposes was $31,225,186 and $8,388,631, respectively.

         The following table lists the Properties owned by the Partnership, either directly or indirectly, as of December 31, 2003 by Restaurant Chain.

               Restaurant Chain                       Number of Properties

                Arby's                                             3
                Burger King                                        4
                Checkers                                           8
                Chevy's Fresh Mex                                  1
                Denny's                                            3
                Golden Corral                                      4
                Hardee's                                          11
                Jack in the Box                                    4
                Long John Silver's                                 5
                O'Charley's                                        1
                Steak-N-Shake                                      1
                Taco Cabana                                        1
                Wendy's                                            1
                                                                -----
                TOTAL PROPERTIES                                  47
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

         Leases. The Partnership leases the Properties to operators of Restaurant Chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance.

         The following is a schedule of the average rent per Property and occupancy rate for the years ended December 31:

                                      2003              2002             2001              2000              1999
                                  --------------    -------------    --------------    -------------     -------------

Rental Revenues (1)                 $ 3,821,735     $ 3,656,162       $ 3,768,826       $3,753,973        $3,727,854
Properties                                   47              46                46               46                46
Average Rent Per Property                81,314          79,482        $   81,931         $ 81,608          $ 81,040
Occupancy Rate                             100%            100%              100%             100%              100%

(1) Rental revenues include the Partnership's share of rental revenues from the Properties owned through joint venture and tenancy in common arrangements.

         The following is a schedule of lease expirations for leases in place as of December 31, 2003 for the next ten years and thereafter.

                                                                             Percentage of
           Expiration              Number of          Annual Rental          Gross Annual
             Year                    Leases             Revenues             Rental Income
          -------------------     -------------     ------------------    --------------------

          2004                               1           $     29,494                   0.82%
          2005                              --                     --                      --
          2006                              --                     --                      --
          2007                               1                 34,800                   0.97%
          2008                               2                347,428                   9.67%
          2009                               2                247,790                   6.90%
          2010                               2                130,126                   3.62%
          2011                               3                264,682                   7.37%
          2012                               1                100,960                   2.81%
          2013                              17              1,357,661                  37.78%
          Thereafter                        17              1,080,617                  30.06%
                                  -------------     ------------------    --------------------
          Totals (1)                        46      $       3,593,558                 100.00%
                                  =============     ==================    ====================

(1)      Excludes one lease that was terminated in 2004.

         Leases with Major Tenants. The terms of the leases with the Partnership's major tenants as of December 31, 2003 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

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


Item 3. Legal Proceedings

         Neither the Partnership, nor its General Partners, nor any affiliate of the Partnership, nor any of their respective Properties, is party to, or subject to, any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 12, 2004, there were 3,025 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2003, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 2003, the price paid for any Unit transferred pursuant to the Plan ranged from $8.67 to $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2003 and 2002 other than pursuant to the Plan.

                                                2003(1)                                    2002(1)
                                 ---------------------------------------    ---------------------------------------
                                   High           Low          Average        High           Low          Average
                                 ----------    ----------     ----------    ----------    ----------     ----------
    First Quarter                   $ 8.86        $ 6.00         $ 7.84        $ 9.50        $ 6.00         $ 7.95
    Second Quarter                    8.27          6.69           7.45          7.09          7.05           7.07
    Third Quarter                     9.88          7.39           8.22          9.50          6.00           8.86
    Fourth Quarter                    9.50          6.92           9.03          6.00          6.00           6.00

(1)      A total of 33,114 and 59,780 Units were transferred other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  2003  and  2002,
         respectively.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the partnership agreement.

         For each of the years ended December 31, 2003 and 2002, the Partnership declared cash distributions of $3,400,008 to the Limited Partners. Distributions of $850,002 were declared at the close of each of the Partnership's calendar quarters during 2003 and 2002 to the Limited Partners. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis. No amounts distributed to the Limited Partners for the years ended December 31, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions for an annual fee.

(b)     Not applicable.

Item 6.  Selected Financial Data

                                         2003              2002             2001              2000              1999
                                     --------------    -------------    --------------    -------------     -------------
Year ended December 31:
  Continuing Operations :
      Revenues                          $ 3,345,719      $ 3,283,796       $3,187,169       $3,329,371        $3,230,159
      Equity in earnings of
         unconsolidated joint
         ventures                           318,869          307,776          309,381          244,344           242,158
      Income from continuing
         operations  (1)                  2,837,812        2,811,166        2,622,897        2,872,443         2,461,171

  Discontinued Operations :
      Revenues                                   --          306,464          241,295          244,380           247,417
      Income from and gain on
         disposal of
         discontinued
         operations (2)                          --          521,378          212,924          216,854           219,994

    Net income                            2,837,812        3,332,544        2,835,821        3,089,297         2,681,165

  Income per unit:
   Continuing operations                  $    0.71        $    0.70         $   0.66         $   0.72          $   0.62
   Discontinued operations                       --             0.13             0.05             0.05              0.05
                                     --------------    -------------    --------------    -------------     -------------
                                          $    0.71        $    0.83         $   0.71         $   0.77          $   0.67
                                     ==============    =============    ==============    =============     =============

   Cash distributions declared          $ 3,400,008      $ 3,400,008       $3,400,008      $ 3,400,008        $3,400,008

   Cash distributions
      declared per unit                        0.85             0.85             0.85             0.85              0.85

   At December 31:
   Total assets                        $ 32,611,793     $ 33,142,001      $33,149,433      $33,848,645       $34,337,261
   Total partners' capital               31,526,002       32,088,198       32,155,662       32,719,849        33,030,560

(1) Income from continuing operations for the years ended December 31, 2003, 2001, and 2000 includes provisions for write-down of assets $57,915, $56,506, and $51,618, respectively. Income from continuing operations for the year ended December 31, 1999, includes a loss on removal of building of $352,285 and a gain on sale of assets of $176,159.

(2) Income from and gain on disposal of discontinued operations for the year ended December 31, 2002 include a provisions for write-down of assets of $105,193 and a gain on disposal of discontinued operations of $330,476.

(3) Certain items in prior years' financial data have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total net income. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations. The results of operations relating to properties that were either identified for sale and disposed of subsequent to January 1, 2002 or were classified as held for sale as of December 31, 2003 are reported as discontinued operations for all periods presented.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed and to be leased primarily to operators of Restaurant Chains. The leases are generally triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

         As of December 31, 2002 and 2001, the Partnership owned 40 Properties directly and six Properties indirectly through joint venture or tenancy in common arrangements. As of December 31, 2003, the Partnership owned 40 Properties directly and seven Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         For the years ended December 31, 2003, 2002, and 2001, cash from operating activities was $3,400,909, $3,614,895, and $3,302,832, respectively. The decrease in cash from operating activities during 2003, as compared to 2002, resulted from changes in income and expenses, such as changes in rental revenues and changes in operating and Property related expenses. The increase in cash from operating activities during 2002, as compared to 2001, resulted from changes in the Partnership's working capital, such as the timing of transactions relating to the collection of receivables and the payment of expenses, and changes in income and expenses, such as changes in rental revenues and changes in operating and Property related expense.

         Other sources and uses of cash included the following during the years ended December 31, 2003, 2002, and 2001.

         In April 2001, the Partnership sold its Property in Mount Airy, North Carolina and received net sales proceeds of approximately $947,000. Due to the fact that during 2001 the Partnership had previously recorded a provision for write-down of assets for this Property, no additional gain or loss was recognized upon sale. In April 2001, the Partnership reinvested approximately $882,300 of these sales proceeds in a Property in Blue Springs, Missouri, as tenants-in-common, with CNL Income Fund XV, Ltd. ("CNL XV"), a Florida limited partnership and an affiliate of the General Partners. The Partnership and CNL XV, as tenants-in-common, acquired this Property from CNL BB Corp., an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership and CNL XV, as tenants-in-common. The purchase price paid by the Partnership and CNL XV, as tenants-in-common, represented the costs incurred by the affiliate to acquire the Property. The Partnership owns a 41% interest in the profits and losses of the Property.

         In April 2002, the Partnership recorded a provision for write-down of assets of $105,193 in anticipation of the sale of the Property in Overland Park, Kansas. The provision represented the difference between the Property's net carrying value and its estimated fair value. In August 2002, the Partnership sold this Property to a third party and received net sales proceeds of $1,094,300 resulting in a gain on disposal of discontinued operations of approximately $27,300. In September 2002 the Partnership reinvested the majority of these net sales proceeds in a Property in Lee's Summit, Missouri. The Partnership acquired this Property from CNL Net Lease Investors, L.P. ("NLI") at an approximate cost of $951,000. During 2002, and prior to the Partnership's acquisition of this Property, CNL Financial LP Holding, LP ("CFN") and CNL Net Lease Investors GP Corp. ("GP Corp") purchased the limited partner's interest and general partner's interest, respectively, of NLI. Prior to this transaction, an affiliate of the Partnership's General Partners owned a 0.1% interest in NLI and served as a general partner of NLI. The original general partners of NLI waived their rights to benefit from this transaction. The acquisition price paid by CFN for the limited partner's interest was based on the portfolio acquisition price. The Partnership acquired the property in Lee's Summit, Missouri at CFN's cost and did not pay any additional compensation to CFN for the acquisition of this property. Each CNL entity is an affiliate of the Partnership's General Partners.

         In June 2002, the Partnership sold its Property in Dayton, Ohio to the tenant and received net sales proceeds of approximately $1,049,900 resulting in a gain on disposal of discontinued operations of approximately $303,200. In June 2002 the Partnership reinvested the majority of these net sales proceeds in a Property in Houston, Texas. The Partnership acquired this Property from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the General Partners at an approximate cost of $918,000. CNL Funding 2001-A, LP had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the Property.

         In December 2002, AmeriKing Corporation, the parent company to National Restaurant Enterprises, Inc. which is the tenant of the Property in Cincinnati, Ohio, filed for bankruptcy protection. In January 2004, the lease relating to the Property was assigned to a new tenant and all other lease terms remained the same.

         In November 2003, the Partnership used the remaining net sales proceeds from the sale of the Property in Dayton, Ohio to invest in a Property in Tucker, Georgia, as tenants-in-common with CNL Income Fund X, Ltd., CNL Income Fund XIV, Ltd., and CNL Income Fund XV, Ltd. The Partnership contributed approximately $153,600 for a 10 percent interest in the Property.

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

         At December 31, 2003, the Partnership had $1,123,111 invested in cash and cash equivalents, as compared to $1,275,846 at December 31, 2002. At December 31, 2003 these funds were held in demand deposit and money market accounts at commercial banks. The decrease in cash and cash equivalents at December 31, 2003, as compared to December 31, 2002, was primarily due to a reinvestment of the net sales proceeds, received during 2002, in an additional Property in Tucker, Georgia, as described above. As of December 31, 2003, the average interest rate earned on the rental income deposited in demand deposit and money market accounts at commercial banks was less than one percent annually. The funds remaining at December 31, 2003, after payment of distributions and other liabilities, will be used to invest in an additional Property, and to invest in an additional Property, and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on current and, for the year ended December 31, 2001, future anticipated cash from operations, the Partnership declared distributions to the Limited Partners of $3,400,008 for each of the years ended December 31, 2003, 2002 and 2001. This represents distributions of $0.85 per Unit for each of the years. No amounts distributed to the Limited Partners for the years ended December 31, 2003, 2002 and 2001, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2003, 2002 and 2001.

         As of December 31, 2003 and 2002, the Partnership owed $17,178 and $20,593, respectively, to affiliates for operating expenses, accounting and administrative services, and management fees. As of March 12, 2004, the Partnership had reimbursed the affiliates for these amounts. Other liabilities, including distributions payable, increased to $1,068,613 at December 31, 2003, from $1,033,210 at December 31, 2002, primarily as a result of an increase in rents paid in advance. The General Partners believe that there is sufficient cash on hand to meet current working capital needs.

Off-Balance Sheet Transactions

         The Partnership holds interest in various unconsolidated joint venture and tenancy in common arrangements that are accounted for using the equity method. The General Partners do not believe that any such interest would constitute an off-balance sheet arrangement requiring any additional disclosures under the provisions of the Sarbanes-Oxley Act of 2002.

Contractual Obligations, Contingent Liabilities, and Commitments

         The Partnership has no contractual obligations, contingent liabilities, or commitments as of December 31, 2003.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for using either the direct financing or the operating method. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumptions regarding collectibility of lease payments could result in a change in accounting for the lease.

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

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, when the Partnership makes the decision to sell or commits to a plan to sell a Property within one year, its operating results are reported as discontinued operations.

Results of Operations

Comparison of the year ended December 31, 2003 to the year ended December 31,
2002

         Rental revenues from continuing operations were $3,114,071 for the year ended December 31, 2003 as compared to $3,008,601 during the same period of 2002. The increase in rental revenues from continuing operations during 2003, as compared to the same period of 2002, was primarily due to the Partnership reinvesting the majority of the net proceeds from the 2002 sales of the Properties in Dayton, Ohio, and Overland Park, Kansas in two Properties in Houston, Texas and Lee's Summit, Missouri.

         During the years ended December 31, 2003 and 2002, the Partnership also earned $229,967 and $269,673, respectively, in contingent rental income. The decrease in contingent rental income during 2003 was also due to the Partnership recording lower contingent rental income relating to the Properties in Pineville, Louisiana; Peoria, Arizona; Mesa, Arizona; and Panama City, Florida, whose tenants experienced financial difficulties.

         During the years ended December 31, 2003 and 2002, the Partnership earned $318,869 and $307,776, respectively, attributable to the net income earned by joint ventures. Net income earned by joint ventures during 2003, as compared to 2002, remained fairly constant as there was no change in the leased Property portfolio owned by the joint ventures and tenancies in common other than the investment in a Property in November 2003 as tenants-in-common with affiliates of the General Partners. The Partnership has a 10% interest in this Property.

         During 2003, three lessees of the Partnership, Flagstar Enterprises, Inc., Long John Silver's, Inc., and Golden Corral Corporation, each contributed more than ten percent of the total rental revenues (including the Partnership's share of total rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common arrangements). As of December 31, 2003, Flagstar Enterprises, Inc. was the lessee under leases relating to 11 restaurants, Long John Silver's, Inc. was the lessee under leases relating to five restaurants, and Golden Corral Corporation was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these three lessees will each continue to contribute more than ten percent of total rental revenues in 2004. In addition, three Restaurant Chains, Long John Silver's, Hardee's, and Golden Corral, each accounted for more than ten percent of total rental revenues during 2003 (including the Partnership's share of total rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common arrangements). It is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of total rental revenues under the terms of the leases in 2004. Any failure of these lessees or Restaurant Chains will materially affect the Partnership's operating results if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense and provision for write-down assets, were $826,776 and $780,406 for the years ended December 31, 2003 and 2002, respectively. The increase in operating expenses during 2003, as compared to 2002, was primarily the result of the Partnership recording a provision for write-down of assets of approximately $57,900 relating to the Property in Houston, Texas. In March 2004, the tenant of this Property terminated its lease, in accordance with its lease agreement, when more than 50% of the land was taken by a partial right-of-way taking. The General Partners are currently seeking either a new tenant or a purchaser for the vacant Property. The increase in operating expenses during 2003 was also partially caused by an increase in state tax expense relating to several states in which the Partnership conducts business. The increase in operating expenses during 2003, was partially offset by a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties.

         During the year ended December 31, 2002, the Partnership identified and sold two Properties, one each in Overland Park, Kansas and Dayton, Ohio. In relation to these sales, the Partnership received net sales proceeds of approximately $2,144,200, resulting in gains on disposal of discontinued operations of approximately $330,500. The Partnership had recorded a provision for write-down of assets relating to the Property in Overland Park, Kansas of approximately $105,200 during the year ended December 31, 2002 in anticipation of the sale. The provision represented the difference between the Property's net carrying value and its estimated fair value. The financial results for these Properties are reflected as discontinued operations in the accompanying financial statements.

Comparison of the year ended December 31, 2002 to the year ended December 31,
2001

         Rental revenues from continuing operations were $3,008,601 for the year ended December 31, 2002 as compared to $2,966,922 in the same period in 2001. The increase in rental revenues from continuing operations during 2002, as compared to the same period in 2001, was primarily due to the Partnership reinvesting the majority of the net proceeds from the 2002 sales of the Properties in Dayton, Ohio, and Overland Park, Kansas in two Properties in Houston, Texas and Lee's Summit, Missouri. The increase in rental revenues from continuing operations during 2002, as compared to the same period in 2001, was partially offset by the fact that the Partnership sold its Property in Mount Airy, North Carolina in April 2001 and reinvested the majority of the net sales proceeds in a Property in Blue Springs, Missouri with an affiliate of the General Partners, as tenants-in-common.

         During the years ended December 31, 2002 and 2001, the Partnership earned $269,673 and $195,058, respectively, in contingent rental income. The increase in contingent rental income during 2002, as compared to the same period in 2001, was primarily attributable to an increase in gross sales for certain restaurant Properties whose leases require the payment of contingent rental income.

         During the years ended December 31, 2002 and 2001, the Partnership earned $307,776 and $309,381, respectively, attributable to the net income earned by joint ventures. The decrease in net income earned by joint ventures, during 2002, is due to a decrease in contingent rental income resulting from lower gross sales from the restaurant Property in Miami, Florida, the lease of which requires the payment of contingent rental income. The Partnership owns approximately a 48% interest in this Property as, tenants-in-common, with Florida limited partnerships which are affiliates of the General Partners. The decrease in net income earned by joint ventures during 2002, as compared to the same period in 2001, was partially offset by the fact that in April 2001, the Partnership used the majority of the net sales proceeds received from the sale of its Property in Mount Airy, North Carolina, to acquire an interest in a Property in Blue Springs, Missouri. The Partnership owns approximately a 41% interest in this Property, as tenants-in-common, with CNL Income Fund XV, Ltd.

         During the years ended December 31, 2002 and 2001, the Partnership also earned $5,522 and $25,189, respectively, in interest and other income. Interest and other income were higher during 2001, as compared to the same period in 2002, primarily due to higher monthly average cash balances during 2001.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $780,406 and $873,653 for the years ended December 31, 2002 and 2001, respectively. The decrease in operating expenses during 2002 was partially offset by a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties, and a decrease in state tax expense.

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

         During the year ended December 31, 2002, the Partnership identified and sold two Properties, one each in Overland Park, Kansas and Dayton, Ohio. In relation to these sales, the Partnership received net sales proceeds of approximately $2,144,200, resulting in gains on disposal of discontinued operations of approximately $330,500. The Partnership had recorded a provision for write-down of assets relating to the Property in Overland Park, Kansas of approximately $105,200 during the year ended December 31, 2002 in anticipation of the sale. The provision represented the difference between the Property's net carrying value and its estimated fair value. The financial results for these Properties are reflected as Discontinued Operations in the accompanying financial statements.

         The General Partners continuously evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the Limited Partners.

         The Partnership's leases as of December 31, 2003, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities, FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46. Under FIN 46R, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Partnership did not fully or partially apply FIN 46 prior to the issuance of FIN 46R. Also, the Partnership does not have interests in structures commonly referred to as special-purpose entities. Therefore, application of FIN 46R is required in the Partnership's financial statements for periods ending after March 15, 2004. The General Partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations


Item 7a. Quantitative and Qualitative Disclosures About Market Risk

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

               Report of Independent Certified Public Accountants



To the Partners
CNL Income Fund XIII, Ltd.



In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund XIII, Ltd. (a Florida limited partnership) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As  described in Note 1 to the  financial  statements,  on January 1, 2002,  the
Partnership  adopted  Statement  of  Financial   Accounting  Standards  No.  144
"Accounting for the Impairment or Disposal of Long-Lived Assets."




/s/ PricewaterhouseCoopers LLP

Orlando, Florida
March 24, 2004

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                                           December 31,
                                                                                2003                        2002
                                                                       -----------------------      ----------------------

                                   ASSETS

Real estate properties with operating leases, net                            $     20,648,573             $    21,048,701
Net investment in direct financing leases                                           5,416,343                   5,561,235
Investment in joint ventures                                                        3,310,368                   3,211,480
Cash and cash equivalents                                                           1,123,111                   1,275,846
Receivables, less allowance for doubtful accounts
     of $69,401 and $3,222 respectively                                                97,948                      76,653
Accrued rental income                                                               1,978,140                   1,932,122
Other assets                                                                           37,310                      35,964
                                                                       -----------------------      ----------------------

                                                                             $     32,611,793             $    33,142,001
                                                                       =======================      ======================



         LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses                                          $       16,519               $       7,851
Real estate taxes payable                                                               5,319                       4,410
Distributions payable                                                                 850,002                     850,002
Due to related parties                                                                 17,178                      20,593
Rents paid in advance                                                                 174,627                     147,147
Deferred rental income                                                                 22,146                      23,800
                                                                       -----------------------      ----------------------
        Total liabilities                                                           1,085,791                   1,053,803



Partners' capital                                                                  31,526,002                  32,088,198
                                                                       -----------------------      ----------------------

                                                                             $     32,611,793             $    33,142,001
                                                                       =======================      ======================

                See accompanying notes to financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                                      Year Ended December 31,

                                                                             2003              2002              2001
                                                                        ----------------  ----------------  ---------------
   Revenues
       Rental income from operating leases                                 $  2,533,122       $ 2,456,253      $ 2,387,542
       Earned income from direct financing leases                               580,949           552,348          579,380
       Contingent rental income                                                 229,967           269,673          195,058
       Interest and other income                                                  1,681             5,522           25,189
                                                                        ----------------  ----------------  ---------------
                                                                              3,345,719         3,283,796        3,187,169
                                                                        ----------------  ----------------  ---------------
   Expenses
       General operating and administrative                                     262,190           287,619          313,948
       Property related                                                          12,463            21,509           24,528
       Management fees to related parties                                        37,560            37,535           36,671
       State and other taxes                                                     56,280            38,715           57,457
       Depreciation and amortization                                            400,368           395,028          384,543
       Provision for write-down of assets                                        57,915                --           56,506
                                                                        ----------------  ----------------  ---------------
                                                                                826,776           780,406          873,653
                                                                        ----------------  ----------------  ---------------

   Income before equity in earnings of unconsolidated joint ventures          2,518,943         2,503,390        2,313,516

   Equity in earnings of unconsolidated joint ventures                          318,869           307,776          309,381
                                                                        ----------------  ----------------  ---------------

   Income from continuing operations                                          2,837,812         2,811,166        2,622,897
                                                                        ----------------  ----------------  ---------------

   Discontinued operations
       Income from discontinued operations                                           --           190,902          212,924
       Gain on disposal of discontinued operations                                   --           330,476               --
                                                                        ----------------  ----------------  ---------------
                                                                                     --           521,378          212,924
                                                                        ----------------  ----------------  ---------------

   Net income                                                              $  2,837,812       $ 3,332,544      $ 2,835,821
                                                                        ================  ================  ===============

   Income per limited partner unit:
       Continuing operations                                                 $     0.71         $    0.70        $    0.66
       Discontinued operations                                                       --              0.13             0.05
                                                                        ----------------  ----------------  ---------------

                                                                             $     0.71         $    0.83   $         0.71
                                                                        ================  ================  ===============

   Weighted average number of limited partner units outstanding               4,000,000         4,000,000        4,000,000
                                                                        ================  ================  ===============

                See accompanying notes to financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2003, 2002 and 2001

                                           General Partners                                           Limited Partners
                                 --------------------------------------  -----------------------------------------------------------
                                                         Accumulated                                              Accumulated
                                   Contributions          Earnings         Contributions      Distributions         Earnings
                                 -------------------  -----------------  ------------------  -----------------  ------------------

Balance, December 31, 2000              $     1,000       $    190,934       $  40,000,000      $ (24,528,424)      $  21,721,508

    Distributions to limited
       partners ($0.85 per
       limited partner unit)                     --                 --                  --         (3,400,008)                 --
    Net income                                   --                 --                  --                 --           2,835,821
                                 -------------------  -----------------  ------------------  -----------------  ------------------

Balance, December 31, 2001                    1,000            190,934          40,000,000        (27,928,432)         24,557,329

    Distributions to limited
       partners ($0.85 per
       limited partner unit)                     --                 --                  --         (3,400,008)                 --
    Net income                                   --                 --                  --                 --           3,332,544
                                   -------------------  -----------------  ------------------  -----------------  -----------------

Balance, December 31, 2002                    1,000            190,934          40,000,000        (31,328,440)         27,889,873

    Distributions to limited
       partners ($0.85 per
       limited partner unit)                     --                 --                  --         (3,400,008)                 --
    Net income                                   --                 --                  --                 --           2,837,812
                                 -------------------  -----------------  ------------------  -----------------  ------------------

Balance, December 31, 2003              $     1,000        $   190,934       $  40,000,000      $ (34,728,448)      $  30,727,685
                                 ===================  =================  ==================  =================  ==================


                See accompanying notes to financial statements.

----------------  ---------------
 Syndication
     Costs            Total
----------------  ---------------

   $ (4,665,169)    $ 32,719,849



             --       (3,400,008)
             --        2,835,821
----------------  ---------------


     (4,665,169)      32,155,662



             --       (3,400,008)
             --        3,332,544
----------------  ---------------


     (4,665,169)      32,088,198



             --       (3,400,008)
             --        2,837,812
----------------  ---------------

   $ (4,665,169)    $ 31,526,002
================  ===============

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                           Year Ended December 31,
                                                             2003                  2002                 2001
                                                       -----------------     -----------------    -----------------


Cash Flows from Operating Activities:
       Net income                                         $   2,837,812         $   3,332,544        $   2,835,821
                                                       -----------------     -----------------    -----------------
       Adjustments to reconcile net income to net
          cash provided by operating activities:
              Depreciation                                      400,128               403,070              410,264
              Amortization                                          240                   984                1,808
              Equity in earnings of joint
                ventures, net of distributions                   54,508               106,643               (1,591 )
              Provision for write-down of assets                 57,915               105,193               56,506
              Gain on sale of assets                                 --              (330,476 )                 --
              Decrease (increase) in receivables                (21,295 )             (30,100 )            196,533
              Amortization of investment in
                direct financing leases                         144,892               127,811              109,275
              Increase in accrued rental income                (103,933 )            (142,676 )           (184,152 )
              Decrease (increase) in other assets                (1,346 )             (18,130 )             13,393
              Increase (decrease) in accounts
                payable, accrued expenses, and
                escrowed real estate taxes payable                9,577                   944              (27,056 )
              Increase (decrease) in due to
                related parties                                  (3,415 )               5,059             (117,137 )
              Increase in rents paid in advance
                and deposits and deferred rental
                income                                           25,826                54,029                9,168
                                                       -----------------     -----------------    -----------------
                   Total adjustments                            563,097               282,351              467,011
                                                       -----------------     -----------------    -----------------

Net cash provided by operating activities                     3,400,909             3,614,895            3,302,832
                                                       -----------------     -----------------    -----------------

Cash Flows from Investing Activities:
    Proceeds from sale of assets                                     --             2,144,163              947,000
    Additions to real estate properties                              --            (1,868,954 )                 --
    Investment in joint ventures                               (153,636 )                  --             (882,305 )
                                                       -----------------     -----------------    -----------------
        Net cash provided by (used in)
              investing activities                             (153,636 )             275,209               64,695
                                                       -----------------     -----------------    -----------------

Cash Flows from Financing Activities:
     Distributions to limited partners                       (3,400,008 )          (3,400,008 )         (3,400,008 )
                                                       -----------------     -----------------    -----------------
        Net cash used in financing activities                (3,400,008 )          (3,400,008 )         (3,400,008 )
                                                       -----------------     -----------------    -----------------

Net increase (decrease) in cash and cash
      equivalents                                              (152,735 )             490,096              (32,481 )

Cash and cash equivalents at beginning of year                1,275,846               785,750              818,231
                                                       -----------------     -----------------    -----------------

Cash and cash equivalents at end of year                  $   1,123,111      $      1,275,846         $    785,750
                                                       =================     =================    =================


                See accompanying notes to financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                       STATEMENT OF CASH FLOWS - CONTINUED

                                                                                Year Ended December 31,

                                                                  2003                 2002                 2001
                                                            -----------------    -----------------    -----------------

      Supplemental Schedule of Non-Cash
           Financing Activities:

      Distributions declared and unpaid at
           December 31                                          $    850,002         $    850,002          $   850,002
                                                            =================    =================    =================

                See accompanying notes to financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002 and 2001

1.       Significant Accounting Policies

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

         Real Estate and Lease Accounting - The Partnership records the real estate property acquisitions at cost. The properties are leased to third parties generally on a triple-net basis, whereby the tenant is responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. During the years ended December 31, 2003, 2002, and 2001, tenants paid, or are expected to pay, directly to real estate taxing authorities approximately $521,800, $523,100, and $501,300, respectively, in estimated real estate taxes in accordance with the terms of their leases. The leases of the Partnership provide for base minimum annual rental payments payable in monthly installments. In addition, certain leases provide for contingent rental revenues based on the tenants' gross sales in excess of a specified threshold. The Partnership defers recognition of the contingent rental revenues until the defined thresholds are met. The leases are accounted for using either the operating or direct financing methods.

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

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002 and 2001


1.       Significant Accounting Policies - Continued

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

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued or deferred rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to their estimated fair value.

         When the collection of amounts recorded as rental or other income is considered to be doubtful, a provision is recorded to increase the allowance for doubtful accounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

         Investment in Joint Ventures - The Partnership accounts for its interests in Attalla Joint Venture and Salem Joint Venture, and the properties in Arvada, Colorado; Akron, Ohio; Miami, Florida; Blue Springs, Missouri; and Tucker, Georgia, each property held as tenants-in-common with affiliates, using the equity method since each joint venture or tenancy in common agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

         Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds. Cash equivalents are stated at cost plus accrued interest, which approximates market value.

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

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies - Continued

         Rents Paid in Advance - Rents paid in advance by lessees for future periods are deferred upon receipt and are recognized as revenues during the period in which the rental income is earned.

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

         Statement of Financial Accounting Standards No. 144 - Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 ("FAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its estimated fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         FASB Interpretation No. 46 - In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities, FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46. Under FIN 46R, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Partnership did not fully or partially apply FIN 46 prior to the issuance of FIN 46R. Also, the Partnership does not have interests in structures commonly referred to as special-purpose entities. Therefore, application of FIN 46R is required in the Partnership's financial statements for periods ending after March 15, 2004. The General Partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001

2.       Real Estate Properties with Operating Leases

         Real estate properties with operating leases consisted of the following at December 31:

                                                     2003                   2002
                                              --------------------   -------------------

           Land                                    $   12,668,461        $   12,668,461
           Buildings                                   11,718,056            11,718,056
                                              --------------------   -------------------
                                                       24,386,517            24,386,517
           Less accumulated depreciation               (3,737,944)           (3,337,816)
                                              --------------------   -------------------

                                                   $   20,648,573        $   21,048,701
                                              ====================   ===================

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

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2003:

                    2004                                  $  2,488,322
                    2005                                     2,494,971
                    2006                                     2,532,002
                    2007                                     2,544,709
                    2008                                     2,364,737
                    Thereafter                              10,997,310
                                                     ------------------

                             Total (1)                    $ 23,422,051
                                                     ==================

         (1) Excludes one lease that was terminated in 2004.

3.       Net Investment in Direct Financing Leases

         The following lists the components of the net investment in direct financing leases at December 31:

                                                              2003                       2002
                                                      ----------------------     ----------------------

                  Minimum lease payments receivable         $     8,179,060            $     8,908,514
                  Estimated residual values                       2,024,743                  2,024,743
                  Less unearned income                           (4,787,460)                (5,372,022)
                                                      ----------------------     ----------------------

                  Net investment in direct financing
                      leases                                $     5,416,343            $     5,561,235
                                                      ======================     ======================

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


3.       Net Investment in Direct Financing Leases - Continued

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2003:

                      2004                          $   735,418
                      2005                              735,418
                      2006                              744,129
                      2007                              756,324
                      2008                              756,920
                      Thereafter                      4,450,850
                                               -----------------

                                                   $  8,179,059
                                               =================

4.       Investment in Joint Ventures

         The Partnership has a 50% and a 27.8% interest in the profits and losses of Attalla Joint Venture and Salem Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

         The Partnership also owns properties in Arvada, Colorado; Akron, Ohio; Miami, Florida; and Blue Springs, Missouri, each as tenants-in-common with affiliates of the general partners. As of December 31, 2003, the Partnership owned a 66.13%, 63.09%, 47.83%, and 41% interest, respectively, in the properties.

         In November 2003, the Partnership and CNL Income Fund X, Ltd., CNL Income Fund XIV, Ltd., and CNL Income Fund XV, Ltd., as tenants-in-common, invested in a property in Tucker, Georgia. Each of the CNL Income Funds is an affiliate of the general partners. The Partnership contributed approximately $153,600 for a 10% interest in the property.

         Attalla Joint Venture, Salem Joint Venture, and the Partnership and affiliates, as tenants-in-common in five separate tenancy-in-common arrangements, each own one property.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


4.       Investment in Joint Ventures - Continued

         The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at:

                                                                                      December 31,
                                                                               2003                       2002
                                                                     --------------------       -------------------

        Real estate properties with operating leases, net                 $    7,259,858             $   5,853,726
        Net investment in direct financing lease                                 331,360                   339,093
        Cash                                                                      75,667                    42,733
        Receivables                                                                   --                     4,849
        Accrued rental income                                                    427,409                   403,428
        Other assets                                                                  --                       165
        Liabilities                                                               35,670                    22,001
        Partners' capital                                                      8,058,624                 6,621,993

                                                                                   Years ended December 31,
                                                                           2003             2002              2001
                                                                      ----------------   ------------   -----------------

        Revenues                                                       $   803,616         $ 773,934         $   760,782
        Expenses                                                          (134,319 )        (139,047 )          (129,936 )
                                                                      ----------------   ------------   -----------------
             Net income                                                $   669,297         $ 634,887         $   630,846
                                                                      ================   ============   =================

         The Partnership recognized income totaling $318,869, $307,776, and $309,381 for the years ended December 31, 2003, 2002, and 2001 respectively, from these joint ventures and the properties held as tenants-in-common with affiliates.

5.       Discontinued Operations

         During  2002,  the  partnership   identified  for  sale  and  sold  two
         properties classified as discontinued operations in the accompanying financial statements.

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

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


5.       Discontinued Operations - Continued

         The operating results of discontinued operations are as follows:

                                                                            Year Ended December 31,
                                                                2003                2002               2001
                                                         -------------------- ------------------ -----------------

         Rental revenues                                          $       --       $    126,816      $    241,295
         Termination fee income                                           --            147,750                --
         Other income                                                     --             31,898                --
         Expenses                                                         --            (10,369 )         (28,371 )
         Provision for write-down of assets                               --           (105,193 )              --
                                                         -------------------- ------------------ -----------------

         Income from discontinued operations                      $       --       $    190,902      $    212,924
                                                         ==================== ================== =================


6.       Allocations and Distributions

         From inception through December 31, 1999, generally all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99% to the limited partners and one percent to the general partners. From inception through December 31, 1999, distributions of net cash flow were made 99% to the limited partners and one percent to the general partners. However, the one percent of net cash flow to be distributed to the general partners was subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their invested capital contributions (the "Limited Partners' 10% Return").

         From inception through December 31, 1999, generally, net sales proceeds from the sales of properties not in liquidation of the Partnership to the extent distributed, were distributed first to the limited partners in an amount sufficient to provide them with their Limited Partners' 10% Return, plus the return of their adjusted capital contributions. The general partners then received, to the extent previously
         subordinated   and  unpaid,   a  one  percent  interest  in  all  prior
         distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds were distributed 95% to the limited partners and five percent to the general partners. Any gain from a sale of a property not in liquidation of the Partnership was, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property was, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts, and thereafter, 95% to the limited partners and five percent to the general partners.

         Generally, net sales proceeds from a sale of properties, in liquidation of the Partnership will be used in the following order: (i) first to pay and discharge all of the Partnership's liabilities to creditors,
         (ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, (iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, (iv) fourth, after allocations of net income, gains and/or losses, to the partners with positive capital account balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95% to the limited partners and five percent to the general partners.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


6.       Allocations and Distributions - Continued

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partner in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2003, 2002, and 2001.

         During each of the years ended December 31, 2003, 2002, and 2001, the Partnership declared distributions to the limited partners of $3,400,008. No distributions have been made to the general partners to date.

7.       Income Taxes

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                          2003            2002            2001
                                                                     --------------- --------------- ---------------

         Net income for financial reporting purposes                    $ 2,837,812     $ 3,332,544     $ 2,835,821

         Effect of timing differences relating to depreciation              (50,081)        (51,854)        (54,090)

         Direct financing leases recorded as operating leases for
              tax reporting purposes                                        144,892         127,812         109,275

         Effect of timing differences relating to equity in
              earnings of joint ventures                                     12,242           1,691         (19,015)

         Effect of timing differences relating to gains/losses on
              real estate property sales                                         --         (68,684)         66,579

         Provision for write-down of assets                                  57,915              --          56,506

         Effect of timing differences relating to allowance for
              doubtful accounts                                              66,179           3,222          (5,674)

         Accrued rental income                                             (103,933)        (67,379)       (184,152)

         Rents paid in advance                                               27,479          66,510           9,168

         Other                                                                 (400)             --              --
                                                                     --------------- --------------- ---------------

         Net income for federal income tax purposes                     $ 2,992,105     $ 3,343,862     $ 2,814,418
                                                                     =============== =============== ===============

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


8.       Related Party Transactions

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP, a wholly owned subsidiary of CNL Restaurant Properties, Inc. (formerly known as CNL American Properties Fund, Inc.), served as the Partnership's advisor until January 1, 2002, when it assigned its rights and obligations under a management agreement to RAI Restaurants, Inc. (the "Advisor"). The Advisor is a wholly owned subsidiary of CNL Restaurant Properties, Inc. ("CNL-RP"). The individual general partners are stockholders and directors of CNL-RP.

         The Advisor provides services pursuant to a management agreement with the partnership. In connection therewith, the Partnership agreed to pay certain Advisor management fees of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. Any portion of the management fee not paid is deferred without interest. The Partnership incurred management fees of $37,560, $37,535, and $36,671, for the years ended December 31, 2003, 2002, and 2001, respectively.

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

         During the years ended December 31, 2003, 2002, and 2001, the Partnership's affiliates provided accounting and administrative services. For the years ended December 31, 2003, 2002, and 2001, the expenses incurred for these services were $157,816, $199,488, and $211,205, respectively.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001

8.       Related Party Transactions - Continued

         The amount due to related parties at December 31, 2003 and 2002 totaled $17,178 and $20,593, respectively.

9.       Concentration of Credit Risk

         The following schedule presents total rental revenues from individual lessees, each representing more than ten percent of rental revenues (including the Partnership's share of total rental revenues from the joint ventures and the properties held as tenants-in-common with affiliates of the General Partners), for each of the years ended December 31:

                                             2003                2002               2001
                                         -------------     ---------------    ----------------

         Golden Corral Corp.               $  698,511          $  676,458     $       616,239
         Flagstar Enterprises, Inc.           630,053             635,823             640,524
         Long John Silver's, Inc.             408,051             403,960             414,556

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than ten percent of rental revenues (including the Partnership's share of total rental revenues from the joint ventures and the properties held as tenants-in-common with affiliates of the General Partners), for each of the years ended December 31:

                                                                   2003                2002               2001
                                                              ---------------     ---------------    ----------------


         Golden Corral Buffet and Grill                           $  698,511          $  676,458          $  616,239
         Hardee's                                                    630,053             635,823             640,524
         Long John Silver's                                          408,051             403,960             414,556
         Burger King                                                     N/A             403,580             412,489

         The information denoted by N/A indicates that for each period presented the chain did not represent more than ten percent of the Partnership's total rental revenues.

         Although the Partnership's properties are geographically diverse throughout the United States of America, and the Partnership's lessees operate a variety of restaurant concepts, default by any lessee or restaurant chain contributing more than ten percent of the Partnership's revenues will significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


10.      Selected Quarterly Financial Data

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2003 and 2002:

                 2003 Quarter               First          Second          Third            Fourth          Year
         -----------------------------    -----------    ------------    -----------      -----------    ------------

         Continuing operations
             Revenues                       $ 813,406        $830,584       $804,960         $896,769      $3,345,719
             Equity in earnings of
               unconsolidated
               joint ventures                  77,242          79,303         81,064           81,260         318,869
             Income from
               continuing
               operations                     644,926         735,091        710,606          747,189       2,837,812

         Discontinued operations
             Revenues                              --              --             --               --              --
             Income from
               discontinued
               operations                          --              --             --               --              --

         Net income                           644,926         735,091        710,606          747,189       2,837,812

         Income per limited partner unit:
         Continuing operations                 $ 0.16         $  0.18        $  0.18           $ 0.19         $  0.71
         Discontinued operations                   --              --             --               --              --
                                          -----------    ------------    -----------      -----------    ------------
                                               $ 0.16         $  0.18        $  0.18           $ 0.19         $  0.71
                                          ===========    ============    ===========      ===========    ============


                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


10.      Selected Quarterly Financial Data - Continued

                  2002 Quarter                 First          Second          Third          Fourth           Year
        ---------------------------------    ----------     ------------    -----------    -----------     ------------

        Continuing operations
            Revenues                           $786,877         $788,839       $831,438       $876,642       $3,283,796
            Equity in earnings of
              unconsolidated joint
              ventures                           75,664           75,829         76,297         79,986          307,776
            Income from continuing
              operations                        636,981          673,768        728,972        771,445        2,811,166

        Discontinued operations
            Revenues                             89,603           54,084        162,777             --          306,464
            Income (loss) from and
              gain on disposal of
              discontinued operations           (23,158 )        355,117        189,419             --          521,378

        Net income                              613,823        1,028,885        918,391        771,445        3,332,544

        Income per limited partner unit:
            Continuing operations                $ 0.16          $  0.17        $  0.18        $  0.19          $  0.70
            Discontinued operations               (0.01 )           0.09           0.05             --             0.13
                                             ----------     ------------    -----------    -----------     ------------
                                                 $ 0.15          $  0.26        $  0.23        $  0.19          $  0.83
                                             ==========     ============    ===========    ===========     ============

11.     Subsequent Event

         In March 2004, the tenant of the Property in Houston, Texas terminated its lease, in accordance with its lease agreement, when more than 50% of the land was taken by a partial right-of-way taking. As a result, the Partnership recorded a provision for write-down of assets of approximately $57,900 at December 31, 2003.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None.


Item 9A. Controls and Procedures


         The General Partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

         There was no change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL-RP, CCM, CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 57. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL-RP, a public, unlisted real estate investment trust since 1994. Mr. Seneff served as Chief Executive Officer of CNL-RP from 1994 through August 1999 and as Co-Chief Executive Officer from December 2000 through September 2003. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the
Partnership's advisor, from its inception in 1990 until it merged with a wholly-owned subsidiary of CNL-RP in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. CNL Fund Advisors, Inc., formerly CNL Institutional Advisors, Inc., is a registered investment advisor. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since 1973. CNL Financial Group, Inc. is and is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp., all of which are engaged in the business of real estate finance. Mr. Seneff also serves as a Director and Chairman of the Board of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; and served as Chief Executive Officer of CNL Hospitality Properties, Inc. from its inception in 1997 until 2003 and served as Co-Chief Executive Officer from February 2003 until May 1, 2003. Mr. Seneff has served as Chairman of the Board of CNL Hospitality Corp., the advisor to CNL Hospitality Properties, Inc., since its inception in 1997. Mr. Seneff also served as Chief Executive Officer from its inception in 1997 through February 2003, and currently serves as Co-Chief Executive Officer of CNL Hospitality Corp. Mr. Seneff has served as Director and Chairman of the Board of CNL Retirement Corp. since 1997 and served as Chief Executive Officer of CNL Retirement Corp. from 1997 through 2003. CNL Retirement Corp. is the advisor to CNL Retirement Properties, Inc., a public, unlisted real estate investment trust. Mr. Seneff has also served as Director and Chairman of the Board of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange, since 1992 and served as Chief Executive Officer of Commercial Net Lease Realty, Inc. from 1992 through February 2004. Mr. Seneff has served as a Director, Chairman of the Board, and Chief Executive Officer of CNL Securities Corp. since its formation in 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of CNL Commercial Finance, Inc. since 2000. Mr. Seneff also serves as Chairman of the Board of CNLBank, an independent, state-chartered commercial bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of the Florida state retirement plan. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 56. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne has served as a Director and Vice Chairman of the Board of CNL-RP since 1994. Mr. Bourne also served as President of CNL-RP from 1994 through February 1999 and served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. Mr. Bourne served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of CNL-RP including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc. Mr. Bourne serves as Director, Vice Chairman of the Board and Treasurer and from 1997 until June 2002 served as President of CNL Hospitality Properties, Inc. and as Director, President and Treasurer of CNL Hospitality Corp. Mr. Bourne also serves as Director and Treasurer of CNL Retirement Properties, Inc. and as Director and Treasurer of CNL Retirement Corp. Mr. Bourne serves as a Director of CNLBank. Mr. Bourne has also served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc. Mr. Bourne serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 48. Mr. McWilliams has served as President of CNL-RP since May 2001 and as Chief Executive Officer of CNL-RP since September 2003. Mr. McWilliams served as Co-Chief Executive Officer of CNL-RP from December 2000 through September 2003 and served as Chief Executive Officer from September 1999 through December 2000. Mr. McWilliams also served as President and Chief Executive Officer of CNL Franchise Network Corp., a wholly owned subsidiary of CNL-RP since August 2002 and served as President of CNL-RP from February 1999 until September 1999 and as Executive Vice President of CNL-RP from 1997 through February 1999. Mr. McWilliams served as an Executive Vice President of CNL Financial Group, Inc. from the time he joined the company in April 1997 until September 1999. Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc., a corporation engaged in the business of real estate financing, from April 1997 until the acquisition of such entities by wholly owned subsidiaries of CNL-RP in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven  D.  Shackelford,  age  40.  Mr.  Shackelford  was  promoted  to
Executive Vice President and Chief Operating Officer of CNL-RP in September 2003. Mr. Shackelford has also served as Chief Financial Officer since January 1997. He served as Senior Vice President of CNL-RP from January 1997 through July 2000, when he was promoted to Executive Vice President. Mr. Shackelford has also served as Secretary and Treasurer of CNL-RP since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the
Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

         Thomas Arasi, age 46. Mr. Arasi has served as President of CCM since it was formed in July 2003 to provide strategic advisory services to the General Partners. He has served in various consulting capacities to CNL Hospitality Corp and other CNL affiliates since January 2003. Since November 2001 he has been an independent consultant working for a variety of operating and investment companies in the hospitality industry. Until October 2001, Mr. Arasi was President & Chief Executive Officer, and a member of the Board of Directors of Lodgian, Inc., a New York Stock Exchange traded company, one of the largest independent hotel owner/operators in North America, with hotel properties under most brand names including Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Crowne Plaza, Holiday Inn, Hilton, and Radisson. From June 1997 through November 2000, Mr. Arasi was a member of the Management Committee and held several top operating positions with Bass Hotels & Resorts, one of the leading international owners, operators and franchisors of hotels, most recently serving as President, Bass Hotels & Resort--The Americas. Mr. Arasi was formerly President of Tishman Hotel Corporation, Vice President of Salomon Brothers, Inc., in New York, Tokyo and Los Angeles and held positions with Sheraton, Westin and HVS International. Mr. Arasi graduated from Cornell University in January 1981, where he received a Bachelor's degree in Hotel and Restaurant Administration.

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

         Based solely on the General Partners' review of the copies of such forms the Partnership has received and written representations from certain
Reporting Persons that they were not required to file Forms 5 for the last fiscal year, the General Partners believe that all Reporting Persons complied with all filing requirements applicable to them with respect to transactions during fiscal 2003.

Code of Business Conduct

         The Partnership does not have employees and, accordingly, has not adopted a code of business conduct applicable exclusively to the Partnership. However, employees of the General Partners or their affiliates, including the individual General Partners, are bound by the Code of Business Conduct adopted November 11, 2003 by CNL Holdings, Inc. Separately, the employees of the Advisor are bound by the similar Code of Business Conduct adopted by CNL Restaurant Properties, Inc. Each of these codes of business conduct will be made available to any person who writes the Partnership requesting a copy.

Audit Committee Financial Expert

         Due to its organization as a limited partnership, the Partnership does not have an audit committee that is responsible for supervising the Partnership's relationship with its independent auditors. For the Partnership, this role is performed by the General Partners. Based on his previous service as the principal financial officer of companies with businesses similar to that of the Partnership, Robert A. Bourne, one of the General Partners, has the requisite experience to be considered an "audit committee financial expert" as defined in the rules under the Securities Exchange Act of 1934, if the Partnership had an audit committee. As a General Partner, Mr. Bourne is not independent of the Partnership.

Item 11. Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         As of March 12, 2004, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 12, 2004, the beneficial ownership interests of the General Partners in the Registrant.

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

Item 13. Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2003, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2003
---------------------------------      --------------------------------------      ------------------------------

Reimbursement  to affiliates for       Operating  expenses are reimbursed at       Accounting and
operating expenses                     the  lower  of  cost  or  90%  of the       administrative services:
                                       prevailing  rate at which  comparable       $157,816
                                       services  could have been obtained in
                                       the     same     geographic     area.
                                       Affiliates  of the  General  Partners
                                       from  time  to  time  incur   certain
                                       operating  expenses  on behalf of the
                                       Partnership     for     which     the
                                       Partnership       reimburses      the
                                       affiliates without interest.

Annual    management    fee   to       One  percent  of  the  sum  of  gross       $37,560
affiliates                             revenues   from   Properties   wholly
                                       owned by the Partnership plus the
                                       Partnership's allocable share of gross
                                       revenues of joint ventures in which the
                                       Partnership is a co-venturer and the
                                       property owned with an affiliate as
                                       tenants-in-common. The management fee,
                                       which will not exceed competitive fees
                                       for comparable services in the same
                                       geographic area, may or may not be taken,
                                       in whole or in part as to any year, in
                                       the sole discretion of affiliates of the
                                       General Partners. All or any portion of
                                       the management fee not taken as to any
                                       fiscal year shall be deferred without
                                       interest and may be taken in such other
                                       fiscal year as the affiliates shall
                                       determine.






                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2003
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






                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         And Recipient                         Method of Computation                  Ended December 31, 2003
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


Item 14.  Principal Accountant Fees and Services

         The following table outlines the only fees paid or accrued by the Partnership for the audit and other services provided by the Partnership's independent certified public accountants, PricewaterhouseCoopers LLP, for the years ended December 31:

                                                    2003                                      2002
                                            ---------------------                     ---------------------

Audit Fees (1)                                     $      14,141                             $      12,500
Tax Fees (2)                                               7,130                                     6,905
                                            ---------------------                     ---------------------
     Total                                         $      21,271                             $      19,405
                                            =====================                     =====================


(1)      Audit  services  of  PricewaterhouseCoopers   LLP  for  2003  and  2002
         consisted of the examination of the financial statements of the Partnership and quarterly review of financial statements.

(2)      Tax Fees relates to tax consulting and compliance services.

         Each of the non-audit services described above was approved by the General Partners. Due to its organization as a limited partnership, the Partnership does not have an audit committee.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report.

     1.   Financial Statements

             Report of Independent Certified Public Accountants

             Balance Sheets at December 31, 2003 and 2002

             Statements of Income for the years ended December 31, 2003, 2002, and 2001

             Statements of Partners' Capital for the years ended December 31, 2003, 2002, and 2001

             Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001

             Notes to Financial Statements

     2.   Financial Statement Schedules

             Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002, and 2001

             Schedule III - Real Estate and Accumulated Depreciation at December 31, 2003

             Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2003

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

(b) The Registrant filed no reports on Form 8-K during the period October 1, 2003 through December 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2004.


                                         CNL INCOME FUND XIII, LTD.

                                         By: CNL REALTY CORPORATION
                                             General Partner

                                             /s/ Robert A. Bourne
                                             -------------------------------
                                             ROBERT A. BOURNE, President


                                         By: ROBERT A. BOURNE
                                             General Partner

                                             /s/ Robert A. Bourne
                                             -------------------------------
                                             ROBERT A. BOURNE


                                         By: JAMES M. SENEFF, JR.
                                             General Partner

                                             /s/ James M. Seneff, Jr.
                                             -------------------------------
                                             JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     Signature                                 Title                                   Date



      /s/ Robert A. Bourne                     President,   Treasurer   and  Director             March 24, 2004
      ------------------------------------     (Principal Financial and Accounting
      Robert A. Bourne                         (Officer




      /s/ James M. Seneff, Jr.                 Chief  Executive  Officer and Director             March 24, 2004
      ------------------------------------     (Principal Executive Officer)
      James M. Seneff, Jr.


                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2003, 2002, and 2001

                                                             Additions                         Deductions
                                                  ---------------------------------    ----------------------------
                                                                                                          Collected
                                                                                                          or Deter-
                                    Balance at      Charged to         Charged to         Deemed          mined to       Balance
                                     Beginning      Costs and            Other          Uncollec-          be Col-       at End
  Year          Description           of Year        Expenses           Accounts          tible           lectible       of Year
----------    -----------------     ------------  ---------------     -------------    -------------     ------------  ------------

  2001        Allowance for
                  doubtful
                  accounts     (a)     $  5,674         $     --         $   2,428 (b)    $   5,674 (c)     $  2,428        $   --
                                    ============  ===============     =============    =============     ============  ============

  2002        Allowance for
                  doubtful
                  accounts     (a)       $   --       $    1,705         $   1,671 (b)      $    --          $   154      $  3,222
                                    ============  ===============     =============    =============     ============  ============

  2003        Allowance for
                  doubtful
                  accounts     (a)     $  3,222         $     95         $  80,618 (b)      $    --         $ 14,534      $ 69,401
                                     ============  ===============     =============    =============     ============  ============

(a) Deducted from receivables on the balance sheet.

(b) Reduction of rental and other income.

(c) Amounts written off as uncollectible.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2003

                                                               Costs Capitalized
                                                                Subsequent To     Net Cost Basis at Which
                                                Initial Cost    Acquisition       Carried at Close of Period (c)
                                      ----------------------  -----------------  ----------------- ---------------
                         Encum-                 Buildings and  Improve-  Carrying         Buildings and
                        brances         Land     Improvements   ments    Costs     Land   Improvements  Total
                        ---------     ---------  ----------  ---------  ------  ----------  ----------  ----------

Properties the Partnership
  has Invested in Under
  Operating Leases:

    Arby's Restaurant:
      Philadelphia, Pennsyl-ania (i)   $274,580           -          -       -    $274,580          (f)   $274,580
      Lee's Summit, Missour- (k)        445,638           -          -       -     445,638          (f)    445,638

    Burger King Restaurants:
      Cincinnati, Ohio     -            256,901     669,537          -       -     256,901     669,537     926,438
      Lafayette, Indiana   -            247,183     723,304          -       -     247,183     723,304     970,487
      Pineville, Louisiana -            174,843     618,815          -       -     174,843     618,815     793,658

    Checkers Drive-In Restaurants:
      Houston, Texas       -            445,389           -          -       -     445,389           -     445,389
      Port Richey, Florida -            380,055           -          -       -     380,055           -     380,055
      Pensacola, Florida   -            280,409           -          -       -     280,409           -     280,409
      Orlando, Florida     -            424,323           -          -       -     424,323           -     424,323
      Boca Raton, Florida  -            501,416           -          -       -     501,416           -     501,416
      Venice, Florida      -            374,675           -          -       -     374,675           -     374,675
      Woodstock, Georgia   -            386,638           -          -       -     386,638           -     386,638
      Lakeland, Florida    -            326,175           -          -       -     326,175           -     326,175

    Denny's Restaurants:
      Peoria, Arizona (h)  -            460,107           -    552,207       -     460,107     552,207   1,012,314
      Mesa, Arizona        -            530,494           -    540,983       -     530,494     540,983   1,071,477

    Golden Corral
      Buffet and Grill
      Dallas, Texas        -            611,589   1,071,838          -       -     611,589   1,071,838   1,683,427
      San Antonio, Texas   -            625,527     964,122          -       -     625,527     964,122   1,589,649
      Panama City, Florida -            617,016           -   1,103,437      -     617,016   1,103,437   1,720,453

    Hardee's  Restaurants:
      Ashland, Alabama     -            197,336     417,418          -       -     197,336     417,418     614,754
      Bloomingdale, Tenness-e           160,149     424,977          -       -     160,149     424,977     585,126
      Blytheville, Arkansas-            164,004           -          -       -     164,004          (f)    164,004
      Chapin, South Carolin-            218,639     460,364          -       -     218,639     460,364     679,003
      Kingsport, Tennessee -            204,516           -          -       -     204,516          (f)    204,516
      Opelika, Alabama     -            240,363     412,621          -       -     240,363     412,621     652,984
      Spartanburg, South Ca-olina       226,815     431,574          -       -     226,815     431,574     658,389

    Jack in the Box Restaurants:
      Sacramento, Californi-            323,929     601,054          -       -     323,929     601,054     924,983
      Houston, Texas       -            315,842     590,708          -       -     315,842     590,708     906,550
      Arlington, Texas     -            404,752     592,173          -       -     404,752     592,173     996,925

    Long John Silver's Restaurants:
      Penn Hills, Pennsylva-ia (j)      292,370     356,444          -       -     292,370     356,444     648,814
      Arlington, Texas     -            362,939           -          -       -     362,939          (f)    362,939
      Johnstown, Pennsylvan-a           254,412           -          -       -     254,412          (f)    254,412
      Orlando, Florida     -            299,696     139,676          -       -     299,696     139,676     439,372
      Austin, Texas        -            463,937           -          -       -     463,937          (f)    463,937

    Steak -n- Shake Restaurant:
      Tampa, Florida       -            372,748           -          -       -     372,748          (f)    372,748

    Taco Cabana Restaurant:
      Houston, Texas (l)   -            512,861     405,095          -       -     512,861     405,095     917,956

    Wendy's Old Fashioned Hamburger
      Restaurant:
      Salisbury, Maryland  -            290,195     641,709          -       -     290,195     641,709     931,904
                                      ----------  ----------  ---------  ------  ----------  ----------  ----------

                                      $12,668,461 $9,521,429  $2,196,627   -   $12,668,461 $11,718,056 $24,386,517
                                      ==========  ==========  =========  ======  ==========  ==========  ==========

Properties the Partnership has
   Invested in Under Direct
   Financing Leases

    Arby's Restaurant
      Philadelphia, Pennsyl-ania              -    $515,075          -       -           -          (f)         (f)
      Lee Summit, Missouri -                  -     505,360          -       -           -          (f)         (f)

    Hardee's Restaurants
      Blytheville, Arkansas-                  -     450,014          -       -           -          (f)         (f)
      Huntingdon, Tennessee-            100,836     427,932          -       -          (f)         (f)         (f)
      Kingsport, Tennessee -                  -     484,785          -       -           -          (f)         (f)
      Parsons, Tennessee   -            101,332     409,671          -       -          (f)         (f)         (f)
      Trenton, Tennessee   -            147,232     442,640          -       -          (f)         (f)         (f)

    Jack in the Box Restaurant:
      Cleburne, Texas      -            145,890     496,797          -       -          (f)         (f)         (f)
    Long John Silver's Restaurants:
      Arlington, Texas     -                  -     449,369          -       -           -          (f)         (f)
      Johnstown, Pennsylvan-a                 -           -    427,552       -           -          (f)         (f)
      Austin, Texas        -                  -     517,109          -       -           -          (f)         (f)

    Steak-n-Shake Restaurant:
      Tampa, Florida       -                  -           -    537,404       -           -          (f)         (f)
                                      ----------  ----------  ---------  ------  ----------


                                       $495,290   $4,698,752  $964,956       -           -
                                      ==========  ==========  =========  ======  ==========


                             Life on Which
                             Depreciation in
              Date            Latest Income
Accumulated  of Con- Date      Statement is
Depreciation structi Acquired   Computed
----------   ------  ------    -----------






         -   1993   07/93        (d)
         -   1996   09/02        (d)


   232,658   1988   07/93        (b)
   251,338   1989   07/93        (b)
   215,032   1990   07/93        (b)


        (g)    -    03/94        (g)
        (g)    -    03/94        (g)
        (g)    -    03/94        (g)
        (g)    -    03/94        (g)
        (g)    -    03/94        (g)
        (g)    -    03/94        (g)
        (g)    -    10/94        (g)
        (g)    -    04/95        (g)


    72,652   1994   10/93        (h)
   173,834   1994   12/93        (b)



   379,593   1991   05/93        (b)
   340,215   1993   06/93        (b)
   360,329   1994   11/93        (b)


   145,042   1992   07/93        (b)
   147,669   1992   07/93        (b)
         -   1991   07/93        (d)
   159,974   1993   07/93        (b)
         -   1992   07/93        (d)
   143,379   1992   07/93        (b)
   149,969   1993   07/93        (b)


   210,511   1992   06/93        (b)
   205,320   1993   07/93        (b)
   205,774   1993   08/93        (b)


    63,334   1993   07/93        (j)
         -   1993   08/93        (d)
         -   1993   08/93        (d)
    47,222   1983   11/93        (b)
         -   1993   12/93        (d)


         -   1994   12/93        (d)


    21,377   1994   06/02        (b)



   212,722   1993   01/94        (b)
 ----------

$3,737,944
 ==========






        (d)  1993   07/93        (d)
        (d)  1996   09/02        (d)


        (d)  1991   07/93        (d)
        (e)  1992   07/93        (e)
        (d)  1992   07/93        (d)
        (e)  1992   07/93        (e)
        (e)  1992   07/93        (e)


        (e)  1988   11/93        (e)

        (d)  1993   08/93        (d)
        (d)  1993   08/93        (d)
        (d)  1993   12/93        (d)


        (d)  1994   12/93        (d)

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

         NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2003

(a) Transactions in real estate and accumulated depreciation are summarized below. The balances in 2003, 2002 and 2001 have been adjusted to reflect the reclassification of properties accounted for as discontinued operations:

                                                                                                   Accumulated
                                                                                 Cost              Depreciation
                                                                           ------------------   -------------------

         Properties the Partnership has invested in Under Operating
              Leases:

             Balance, December 31, 2000                                        $  22,470,716         $   2,558,777
             Reclassified from net investment in direct financing lease              552,207                    --
             Depreciation expense                                                         --               384,543
                                                                           ------------------   -------------------

             Balance, December 31, 2001                                           23,022,923             2,943,320
             Acquisition                                                           1,363,594                    --
             Depreciation expense                                                         --               394,496
                                                                           ------------------   -------------------

             Balance, December 31, 2002                                           24,386,517             3,337,816
             Depreciation expense                                                         --               400,128
                                                                           ------------------   -------------------

             Balance, December 31, 2003                                        $  24,386,517         $   3,737,944
                                                                           ==================   ===================


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2003, the aggregate cost of the Partnership's wholly owned Properties was $31,225,186 for federal income tax purposes. All of the leases are treated as operating leases for federal income tax purposes.

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

(h) Effective February 2001, the lease for this Property was amended resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 22 years.

(i)      Effective  May  1999,  the  Partnership  entered  into a new  lease and converted the building to a new concept, resulting in the reclassification of the building portion of the lease as a direct financing lease.

(j) Effective October 1999, the lease for this Property was amended resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 24 years.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)

         NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2003


(k) During the year ended December 31, 2002, the Partnership purchased real estate from CNL Net Lease Investors, L.P. an affiliate of the General Partners, for an aggregate cost of $950,998. The portion of the lease relating to the building has been recorded as a direct financing lease.

(l) During the year ended December 31, 2002, the Partnership purchased land and building from CNL Funding 2001-A, LP, an affiliate of the General Partners, for an aggregate cost of $917,956.

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

                                  EXHIBIT 31.1

                                  EXHIBIT 31.2

                                  EXHIBIT 32.1

                                  EXHIBIT 32.2