Form 10-Q
period 2004-03-31
CNL INCOME FUND XIII LTD
filed 2004-05-14
CIK 893562

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2004
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _______________________ to _____________________



                             Commission file number
                                     0-23968
                     ---------------------------------------


                           CNL Income Fund XIII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                          59-3143094
-----------------------------------              -------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                        Identification No.)


   450 South Orange Avenue
      Orlando, Florida                                       32801
----------------------------------------         -------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                               (407) 540-2000
                                                 -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ________.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes___ No X

                                    CONTENTS





Part I                                                                    Page
                                                                          ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                1

                  Condensed Statements of Income                          2

                  Condensed Statements of Partners' Capital               3

                  Condensed Statements of Cash Flows                      4

                  Notes to Condensed Financial Statements                 5-7

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     8-10

   Item 3.   Quantitative and Qualitative Disclosures About Market
                  Risk                                                    10

   Item 4.   Controls and Procedures                                      10


Part II

   Other Information                                                      11-12

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             March 31,              December 31,
                                                                               2004                     2003
                                                                         ------------------      -------------------
                              ASSETS

  Real estate properties with operating leases, net                          $  20,384,537            $  20,484,569
  Net investment in direct financing leases                                      5,031,521                5,067,879
  Real estate held for sale                                                        576,297                  577,504
  Investment in joint ventures                                                   3,294,088                3,310,368
  Cash and cash equivalents                                                      1,156,419                1,123,111
  Receivables, less allowance for doubtful accounts
      of $102,085 and $69,401, respectively                                         41,750                   97,948
  Accrued rental income                                                          1,910,406                1,913,104
  Other assets                                                                      21,984                   37,310
                                                                         ------------------      -------------------

                                                                             $  32,417,002            $  32,611,793
                                                                         ==================      ===================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses                                       $     39,174              $    16,519
  Real estate taxes payable                                                          1,433                    5,319
  Distributions payable                                                            850,002                  850,002
  Due to related parties                                                            39,094                   17,178
  Rents paid in advance                                                            170,118                  174,627
  Deferred rental income                                                            21,732                   22,146
                                                                         ------------------      -------------------
      Total liabilities                                                          1,121,553                1,085,791

  Commitment (Note 5)

  Partners' capital                                                             31,295,449               31,526,002
                                                                         ------------------      -------------------

                                                                             $  32,417,002            $  32,611,793
                                                                         ==================      ===================




           See accompanying notes to condensed financial statements.



                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                   2004               2003
                                                                               --------------    ---------------
    Revenues:
        Rental income from operating leases                                       $  612,863         $  622,583
        Earned income from direct financing leases                                   135,600            139,900
        Contingent rental income                                                      29,960             37,080
        Interest and other income                                                      1,334                746
                                                                               --------------    ---------------
                                                                                     779,757            800,309
                                                                               --------------    ---------------

    Expenses:
        General operating and administrative                                          98,607             79,198
        Property related                                                               1,152              1,107
        Management fees to related parties                                             9,348              9,086
        State and other taxes                                                         47,262             56,240
        Depreciation and amortization                                                100,092            100,091
                                                                               --------------    ---------------
                                                                                     256,461            245,722
                                                                               --------------    ---------------

    Income before equity in earnings of unconsolidated
        joint ventures                                                               523,296            554,587

    Equity in earnings of unconsolidated joint ventures                               80,956             77,242
                                                                               --------------    ---------------

    Income from continuing operations                                                604,252            631,829
                                                                               --------------    ---------------

    Discontinued operations:
        Income from discontinued operations                                           15,197             13,097
                                                                               --------------    ---------------

    Net income                                                                    $  619,449         $  644,926
                                                                               ==============    ===============

    Income per limited partner unit:
        Continuing operations                                                      $    0.15          $    0.16
        Discontinued operations                                                           --                 --
                                                                               --------------    ---------------

                                                                                   $    0.15          $    0.16
                                                                               ==============    ===============

    Weighted average number of limited partner
        units outstanding                                                          4,000,000          4,000,000
                                                                               ==============    ===============


           See accompanying notes to condensed financial statements.


                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended           Year Ended
                                                                               March 31,            December 31,
                                                                                  2004                  2003
                                                                           -------------------    ------------------

General partners:
    Beginning balance                                                            $    191,934           $   191,934
    Net income                                                                             --                    --
                                                                           -------------------    ------------------
                                                                                      191,934               191,934
                                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                                              31,334,068            31,896,264
    Net income                                                                        619,449             2,837,812
    Distributions ($0.21 and $0.85 per
       limited partner unit, respectively)                                           (850,002)           (3,400,008)
                                                                           -------------------    ------------------
                                                                                   31,103,515            31,334,068
                                                                           -------------------    ------------------

Total partners' capital                                                        $   31,295,449         $  31,526,002
                                                                           ===================    ==================



           See accompanying notes to condensed financial statements.


                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                    Quarter Ended
                                                                                      March 31,
                                                                                2004               2003
                                                                           ---------------    --------------


   Net cash provided by operating activities                                   $  883,310        $  817,411
                                                                           ---------------    --------------

   Cash Flows from Financing Activities:
       Distributions to limited partners                                         (850,002)         (850,002)
                                                                           ---------------    --------------
             Net cash used in financing activities                               (850,002)         (850,002)
                                                                           ---------------    --------------

   Net increase (decrease) in cash and cash equivalents                            33,308           (32,591)

   Cash and cash equivalents at beginning of quarter                            1,123,111         1,275,846
                                                                           ---------------    --------------

   Cash and cash equivalents at end of quarter                                $ 1,156,419       $ 1,243,255
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


                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XIII, Ltd. (the "Partnership") for the year ended December 31, 2003.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
         2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership has adopted FIN 46R as of March 31, 2004. The Partnership was not the primary beneficiary of a variable interest entity at the time of adoption of FIN 46R, therefore the adoption had no effect on the balance sheet, partners' capital or net income.

2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2004 presentation. These reclassifications had no effect on total partners' capital or net income.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003


3.       Concentration of Credit Risk

         The following schedule presents total rental revenues from individual lessees, each representing more than ten percent of total rental revenues (including the Partnership's share of total rental revenues from the joint ventures and the properties held as tenants-in-common with affiliates of the general partners), for each of the quarters
         ended   March   31:

                                                                             2004                 2003
                                                                        _____________           __________
                 Golden Corral Corporation                                $  160,035          $  158,075
                 Flagstar Enterprises, Inc.                                  158,991             157,094
                 Long John Silver's, Inc.                                    100,374             103,041
                 Checkers Drive-In Restaurants, Inc.                          90,832              91,520

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than ten percent of total rental revenues (including the Partnership's share of total rental revenues from the joint ventures and the properties held as tenants-in-common with affiliates of the general partners), for each of the quarters ended March 31:

                                                                          2004                2003
                                                                     ----------------    ----------------

                 Golden Corral Buffet and Grill                           $  160,035          $  158,075
                 Hardee's                                                    158,991             157,094
                 Long John Silver's                                          100,374             103,041
                 Checkers Drive-In Restaurant                                 90,832              91,520

         Although the Partnership's properties have some geographical diversity in the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any of these lessees or restaurant chains will significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

4.       Discontinued Operations

         During February 2004, the Partnership identified for sale its property in Blytheville, Arkansas. As a result, the property was reclassified from real estate properties with operating leases and net investment in direct financing leases to real estate held for sale. The reclassified assets were recorded at the lower of their carrying amounts or fair value, less cost to sell.

         The following presents the operating results of the discontinued operations for this property.

                                                  Quarter Ended
                                                    March 31,
                                          2004                     2003
                                      -----------------      ------------------

           Rental revenues               $      15,197             $    13,097
           Expenses
                                                    --                      --
                                      -----------------      ------------------
           Income from discontinued
               Operations                $      15,197             $    13,097
                                      =================      ==================

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003



5.       Commitment

         In February 2004, the Partnership entered into an agreement with a third party to sell the property in Blytheville, Arkansas.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2003, the Partnership owned 40 Properties directly and six Properties indirectly through joint venture or tenancy in common arrangements. As of March 31, 2004 the Partnership owned 40 Properties directly and seven Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Net cash provided by operating activities was $883,310 and $817,411 for the quarters ended March 31, 2004 and 2003, respectively.

         At March 31, 2004, the Partnership had $1,156,419 in cash and cash equivalents, as compared to $1,123,111 at December 31, 2003. At March 31, 2004, these funds were held in a demand deposit account at a commercial bank. The funds remaining at March 31, 2004, after payment of distributions and other liabilities will be used to invest in an additional Property and to meet the Partnership's working capital needs.


         In March 2004, the tenant of the Property in Houston, Texas terminated the lease, as permitted by the lease agreement, as a result of a right of way taking. The general partners are currently seeking a new tenant for this Property. The lost revenues that will result from the vacant Property will have an adverse effect on the results of operations of the Partnership until the Partnership is able to re-lease the Property.


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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the limited partners of $850,002 for each of the quarters ended March 31, 2004 and 2003. This represents distributions of $0.21 per unit for each applicable quarter. No distributions were made to the general partners for the quarters ended March 31, 2004 and 2003. No amounts distributed to the limited partners for the quarters ended March 31, 2004 and 2003 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, were $1,121,553 at March 31, 2004, as compared to $1,085,791 at December 31, 2003. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Contractual Obligations, Contingent Liabilities, and Commitments

         In February 2004, the Partnership entered into an agreement to sell the Property in Blytheville, Arkansas. As of May 3, 2004, the Partnership had not sold the Property.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations


         Rental revenues from continuing operations decreased to $748,463 for the quarter ended March 31, 2004 as compared to $762,483 in the same period in 2003. In November 2003, a tenant that leases two of the Partnership's Properties ceased paying full rental payments and began making partial rental payments. As of May 3, 2004, the tenant has continued to make partial payments.


         In March 2004, the lease relating to the Property in Lafayette, Indiana expired. The Partnership is currently seeking a new tenant for this Property. The lost revenues resulting from the vacant Property will have an adverse effect on the results of operations of the Partnership until the Partnership is able to re-lease the Property.


         During the quarters ended March 31, 2004 and 2003, the Partnership earned $29,960 and $37,080, respectively, in contingent rental income. The decrease in contingent rental income, during 2004, was due to a decrease in reported gross sales of certain restaurant Properties, the leases of which require the payment of contingent rent.

         During the quarters ended March 31, 2004 and 2003, the Partnership earned $80,956 and $77,242, respectively, attributable to net income earned by unconsolidated joint ventures. The increase is primarily due a new tenancy in common arrangement invested in by the Partnership in November 2003.

         During the quarter ended March 31, 2004, four lessees of the Partnership, Flagstar Enterprises, Inc., Golden Corral Corporation, Long John Silver's, Inc., and Checkers Drive-In Restaurants, Inc., each contributed more than 10% of the Partnership's total rental revenues (including the Partnership's share of total rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that, based on the minimum rental payments required by the leases, Flagstar Enterprises, Inc., Golden Corral Corporation and Long John Silver's Inc. will each continue to contribute more than 10% of the
Partnership's total rental revenues. In addition, four restaurant chains, Hardee's, Golden Corral Buffet and Grill, Long John Silver's and Checkers Drive-In Restaurants, each accounted for more than 10% of the Partnership's total rental revenues (including the Partnership's share of total rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that Hardee's Golden Corral Buffet and Grill and Long John Silver's will continue to account for more than 10% of the Partnership's total rental revenues under the terms of the leases. Any failure of these lessees or restaurant chains could materially affect the Partnership's operating results if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $256,461 and $245,722 for the quarters ended March 31, 2004 and 2003, respectively. The increase in operating expenses during the quarter ended March 31, 2004 was due to the Partnership incurring additional general operating and administrative expenses, including legal fees. The increase was partially offset by a decrease in state tax expense relating to several states in which the Partnership conducts business.

         During February 2004, the Partnership identified for sale its Property in Blytheville, Arkansas. As a result, the Property was reclassified from real estate properties with operating leases and net investment in direct financing leases to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amounts or fair value, less cost to sell. During the quarters ended March 31, 2004 and 2003, the Partnership recognized net rental income (rental revenues less property related expenses) of $15,197 and $13,097, respectively, relating to this Property.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership has adopted FIN 46R as of March 31, 2004. The Partnership was not the primary beneficiary of a variable interest entity at the time of adoption of FIN 46R, therefore the adoption had no effect on the balance sheet, partners' capital or net income.

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

           (b)   Reports of Form 8-K

                  No reports on Form 8-K were filed during the quarter ended March 31, 2004.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12th day of May, 2004.


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