Form 10-Q
period 2004-06-30
CNL INCOME FUND XIII LTD
filed 2004-08-12
CIK 893562

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2004
--------------------------------------------------------------------------------

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


                           CNL Income Fund XIII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                       59-3143094
-------------------------------               ----------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


        450 South Orange Avenue
            Orlando, Florida                                 32801
----------------------------------------      ----------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
                                              ----------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________ ---------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes___ No X -

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

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                             June 30,               December 31,
                                                               2004                     2003
                                                         ------------------      ------------------
                              ASSETS

  Real estate properties with operating leases, net      $      20,284,505       $      20,484,569
  Net investment in direct financing leases                      4,994,176               5,067,879
  Real estate held for sale                                             --                 577,504
  Investment in joint ventures                                   3,280,846               3,310,368
  Cash and cash equivalents                                      1,773,478               1,123,111
  Receivables, less allowance for doubtful accounts
      of $42,910 and $69,401, respectively                             366                  97,948
  Accrued rental income                                          1,900,497               1,913,104
  Other assets                                                      42,670                  37,310
                                                         ------------------      ------------------

                                                         $      32,276,538       $      32,611,793
                                                         ==================      ==================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses                  $          29,629       $          16,519
  Real estate taxes payable                                          6,551                   5,319
  Distributions payable                                            850,002                 850,002
  Due to related parties                                            31,472                  17,178
  Rents paid in advance                                            186,850                 174,627
  Deferred rental income                                            21,318                  22,146
                                                         ------------------      ------------------
      Total liabilities                                          1,125,822               1,085,791

  Partners' capital                                             31,150,716              31,526,002
                                                         ------------------      ------------------

                                                         $      32,276,538       $      32,611,793
                                                         ==================      ==================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                             Quarter Ended                   Six Months Ended
                                                               June 30,                          June 30,
                                                          2004             2003             2004             2003
                                                     --------------   --------------   --------------   --------------
  Revenues:
      Rental income from operating leases            $     616,898    $     621,933    $   1,229,761    $   1,244,516
      Earned income from direct financing leases           138,945          138,331          274,545          278,231
      Contingent rental income                              23,610           56,708           53,570           93,788
      Interest and other income                             23,542              597           24,876            1,343
                                                     --------------   --------------   --------------   --------------
                                                           802,995          817,569        1,582,752        1,617,878
                                                     --------------   --------------   --------------   --------------

  Expenses:
      General operating and administrative                 108,453           61,758          207,060          140,956
      Property related                                      31,463            3,512           32,615            4,619
      Management fees to related parties                     8,971            9,431           18,319           18,517
      State and other taxes                                  3,670               --           50,932           56,240
      Depreciation and amortization                        100,146          100,091          200,238          200,182
                                                     --------------   --------------   --------------   --------------
                                                           252,703          174,792          509,164          420,514
                                                     --------------   --------------   --------------   --------------

  Income before equity in earnings of
      unconsolidated joint ventures                        550,292          642,777        1,073,588        1,197,364

  Equity in earnings of unconsolidated joint
      ventures                                              82,319           79,303          163,275          156,545
                                                     --------------   --------------   --------------   --------------

  Income from continuing operations                        632,611          722,080        1,236,863        1,353,909
                                                     --------------   --------------   --------------   --------------

  Discontinued operations:
      Income from discontinued operations                    8,996           13,011           24,193           26,108
      Gain on disposal of discontinued operations           63,662               --           63,662               --
                                                     --------------   --------------   --------------   --------------
                                                            72,658           13,011           87,855           26,108
                                                     --------------   --------------   --------------   --------------

  Net income                                         $     705,269    $     735,091    $   1,324,718    $    1,380,017
                                                     ==============   ==============   ==============   ==============

  Income per limited partner unit:
      Continuing operations                          $        0.16    $        0.18    $        0.31    $        0.34
      Discontinued operations                                 0.02               --             0.02             0.01
                                                     --------------   --------------   --------------   --------------
                                                     $        0.18    $        0.18    $        0.33    $        0.35
                                                     ==============   ==============   ==============   ==============

  Weighted average number of limited partner
      units outstanding                                  4,000,000        4,000,000        4,000,000        4,000,000
                                                     ==============   ==============    =============   ==============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                 Six Months Ended         Year Ended
                                                     June 30,            December 31,
                                                       2004                  2003
                                                ------------------    ------------------

General partners:
    Beginning balance                           $         191,934     $         191,934
    Net income                                                 --                    --
                                                ------------------    ------------------
                                                          191,934               191,934
                                                ------------------    ------------------

Limited partners:
    Beginning balance                                  31,334,068            31,896,264
    Net income                                          1,324,718             2,837,812
    Distributions ($0.43 and $0.85 per
       limited partner unit, respectively)             (1,700,004)           (3,400,008)
                                                ------------------    ------------------
                                                       30,958,782            31,334,068
                                                ------------------    ------------------

Total partners' capital                         $      31,150,716     $      31,526,002
                                                ==================    ==================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                       Six Months Ended
                                                                           June 30,
                                                                    2004              2003
                                                               --------------    --------------


   Net cash provided by operating activities                   $   1,710,411     $   1,583,992
                                                               --------------    --------------

   Cash flows from investing activities:
       Proceeds from sale of assets                                  639,960                --
                                                               --------------    --------------
           Net cash provided by investing activities                 639,960                --
                                                               --------------    --------------

   Cash flows from financing activities:
       Distributions to limited partners                          (1,700,004)       (1,700,004)
                                                               --------------    --------------
           Net cash used in financing activities                  (1,700,004)       (1,700,004)
                                                               --------------    --------------

   Net increase (decrease) in cash and cash equivalents              650,367          (116,012)
                                                               --------------    --------------

   Cash and cash equivalents at beginning of period                1,123,111         1,275,846
                                                               --------------    --------------

   Cash and cash equivalents at end of period                  $   1,773,478     $   1,159,834
                                                               ==============    ==============

   Supplemental schedule of non-cash financing activities:

       Distributions declared and unpaid at end of
           period                                              $     850,002     $     850,002
                                                               ==============    ==============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XIII, Ltd. (the "Partnership") for the year ended December 31, 2003.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
         2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership adopted FIN 46R during the quarter ended March 31, 2004. The Partnership was not the primary beneficiary of a variable interest entity at the time of adoption of FIN 46R, therefore the adoption had no effect on the balance sheet, partners' capital or net income.

2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2004 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Discontinued Operations

         In February 2004, the Partnership entered into an agreement to sell its property in Blytheville, Arkansas. The Partnership sold this property in May 2004 for approximately $640,000 resulting in a gain on disposal of discontinued operations of approximately $63,700.

         The following presents the operating results of the discontinued operations for this property.

                                                         Quarter Ended                   Six Months Ended
                                                            June 30,                         June 30,
                                                     2004             2003             2004             2003
                                                --------------   --------------   --------------   --------------

                Rental revenues                 $       8,996    $      13,011    $      24,193    $      26,108
                Expenses                                   --               --               --               --
                                                --------------   --------------   --------------   --------------
                Income from discontinued
                    operations                  $       8,996    $      13,011    $      24,193    $      26,108
                                                ==============   ==============   ==============   ==============

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003

4.        Subsequent Event

         On August 9, 2004, the Partnership entered into a definitive Agreement and Plan of Merger pursuant to which the Partnership will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL
         Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. CNL Restaurant Properties, Inc. currently provides property management and other services to the Partnership. The merger of the Partnership (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U. S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the transaction, the limited partners will receive total consideration of approximately $38.22 million, consisting of approximately $31.96 million in cash and approximately $6.26 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $150,000 consisting of approximately $125,000 in cash and approximately $25,000 in preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIII, Ltd. (the "Partnership," which may be referred to as "we," "us," or "our") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2003, we owned 40 Properties directly and six Properties indirectly through joint venture or tenancy in common arrangements. As of June 30, 2004, we owned 39 Properties directly and seven Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Net cash provided by operating activities was $1,710,411 and $1,583,992 for the six months ended June 30, 2004 and 2003, respectively.

         At June 30, 2004, we had $1,773,478 in cash and cash equivalents, as compared to $1,123,111 at December 31, 2003. At June 30, 2004, these funds were held in a demand deposit account at a commercial bank. The funds remaining at June 30, 2004, after payment of distributions and other liabilities may be used to invest in an additional Property and to meet our working capital needs.

Short-Term Liquidity

         Our investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who meet specified financial standards minimizes our operating expenses. The general partners believe that the leases will generate net cash flow in excess of operating expenses.

         Our  short-term   liquidity   requirements  consist  primarily  of  our
operating expenses.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with our operations.

         We generally distribute cash from operations remaining after the payment of operating expenses, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, we declared distributions to the limited partners of $1,700,004 for each of the six months ended June 30, 2004 and 2003. This represents distributions of $0.43 per unit for each of the six months ended June 30, 2004 and 2003, ($0.21 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2004 and 2003. No amounts distributed to the limited partners for the six months ended June 30, 2004 and 2003 are required to be or have been treated as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. We intend to continue to make distributions of cash to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $1,125,822 at June 30, 2004, as compared to $1,085,791 at December 31, 2003. The general partners believe that we have sufficient cash on hand to meet our current working capital needs.

Long-Term Liquidity

         We have no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations decreased to $1,504,306 for the six months ended June 30, 2004 as compared to $1,522,747 in the same period in 2003, of which, $755,843 and $760,264 were earned during the second quarters of 2004 and 2003, respectively. In March 2004, the lease relating to the Property in Lafayette, Indiana expired. Also in March 2004, the tenant of the Property in Houston, Texas terminated the lease, as permitted by the lease agreement, as a result of a right of way taking. The lost revenues resulting from these vacant Properties will continue to have an adverse effect on our results of operations until we are able to re-lease the Properties.

         During the six months ended June 30, 2004 and 2003, we earned $53,570 and $93,788, respectively, in contingent rental income, of which, $23,610 and $56,708 were earned during the second quarters of 2004 and 2003, respectively. The decrease in contingent rental income, during 2004, was due to a decrease in reported gross sales of certain restaurant Properties, the leases of which require the payment of contingent rent.

         During the six months ended June 30, 2004 and 2003, we earned $163,275 and $156,545, respectively, attributable to net income earned by unconsolidated joint ventures, of which, $82,319 and $79,303 were earned during the second quarters of 2004 and 2003, respectively. The increase is primarily due a new tenancy in common arrangement we invested in during November 2003.

         During the six months ended June 30, 2004 and 2003, we earned $24,876 and $1,343 in interest and other income of which, $23,542 and $597 were earned during the second quarters of 2004 and 2003, respectively. Interest and other income were higher during the quarter and six months ended June 30, 2004 because we received reimbursement of property expenditures that were incurred in previous years relating to a vacant Property. The former tenant reimbursed these amounts as a result of its 1998 bankruptcy proceedings.

         Operating expenses, including depreciation and amortization expense, were $509,164 and $420,514 for the six months ended June 30, 2004 and 2003, respectively, of which, $252,703 and $174,792 were incurred during the second quarters of 2004 and 2003, respectively. The increase in operating expenses during the quarter and six months ended June 30, 2004,was due to additional general operating and administrative expenses, including legal fees. In addition, operating expenses were higher during the quarter and six months ended June 30, 2004 because we incurred property related expenses such as insurance, repairs and maintenance, legal fees and real estate taxes relating to the two vacant Properties in Lafayette, Indiana, and Houston, Texas. We will continue to incur these expenses until the Properties are re-leased. The increase was partially offset by a decrease in state tax expense relating to several states in which we do business.

         We recognized income from discontinued operations (rental revenues less property related expenses) relating to the Property in Blytheville, Arkansas, of $24,193 and $26,108 during the six months ended June 30, 2004 and 2003, respectively, of which $8,996 and $13,011 were recognized during the second quarters of 2004 and 2003, respectively. We sold the Property in May 2004, resulting in a gain on disposal of discontinued operations of approximately $63,700.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. We adopted FIN 46R during the quarter ended March 31, 2004. We were not the primary beneficiary of a variable interest entity at the time of adoption of FIN 46R, therefore the adoption had no effect on the balance sheet, partners' capital or net income.

         The general partners believe their primary objective is to maintain current operations with restaurant operators as successfully as possible, while evaluating strategic alternatives, including alternatives that may provide liquidity to the limited partners. Real estate markets are strong throughout much of the nation, and the performance of restaurants has generally improved after several challenging years. As a result, the general partners believe that this is an attractive period for a strategic event to monetize the interests of the limited partners.

         In furtherance of this, on August 9, 2004, we entered into a definitive Agreement and Plan of Merger pursuant to which we will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. Our merger (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U. S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. U.S. Restaurant Properties, Inc. is a real estate investment trust (REIT) that focuses primarily on acquiring, owning and leasing restaurant properties. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the transaction, our limited partners will receive total consideration of approximately $38.22 million, consisting of approximately $31.96 million in cash and approximately $6.26 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $150,000 consisting of approximately $125,000 in cash and approximately $25,000 in preferred stock.

         We received an opinion from Wachovia Capital Markets, LLC that as of August 9, 2004 the merger consideration to be received by the holders of our general and limited partnership interests is fair, from a financial point of view, to such holders.

         As reflected above, the contemplated transactions are complex, and contingent upon certain conditions. The restaurant marketplace, the real estate industry, and the equities markets, all individually or taken as a whole, could impact the economics of this transaction. As a result, there is no assurance that we will be successful in completing the contemplated transaction.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

         There was no change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.   Inapplicable.
         ------------------

Item 2.  Changes in Securities.   Inapplicable.
         ---------------------

Item 3.  Default upon Senior Securities.   Inapplicable.
         ------------------------------

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

         (b)  Reports of Form 8-K

              No reports on Form 8-K were filed during the quarter ended June 30, 2004.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of August 2004.


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