Form 10-Q
period 2004-09-30
CNL INCOME FUND XIII LTD
filed 2004-11-15
CIK 893562

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2004
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _____________________ to _______________________


                             Commission file number
                                     0-23968
                     ---------------------------------------


                           CNL Income Fund XIII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                      59-3143094
--------------------------------              ----------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


       450 South Orange Avenue
          Orlando, Florida                                 32801
-----------------------------------------     ----------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
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

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                           September 30,            December 31,
                                                                               2004                     2003
                                                                         ------------------      -------------------
                              ASSETS

  Real estate properties with operating leases, net                      $      19,766,534       $       20,484,569
  Net investment in direct financing leases                                      4,955,819                5,067,879
  Real estate held for sale                                                             --                  577,504
  Investment in joint ventures                                                   3,258,603                3,310,368
  Cash and cash equivalents                                                      2,233,077                1,123,111
  Receivables, less allowance for doubtful accounts
      of $4,000 and $69,401, respectively                                               --                   97,948
  Accrued rental income                                                          1,890,623                1,913,104
  Other assets                                                                      53,633                   37,310
                                                                         ------------------      -------------------

                                                                         $      32,158,289       $       32,611,793
                                                                         ==================      ===================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses                                  $          72,828       $           16,519
  Real estate taxes payable                                                          9,056                    5,319
  Distributions payable                                                            850,002                  850,002
  Due to related parties                                                            35,401                   17,178
  Rents paid in advance                                                            187,363                  174,627
  Deferred rental income                                                            20,904                   22,146
                                                                         ------------------      -------------------
      Total liabilities                                                          1,175,554                1,085,791

  Partners' capital                                                             30,982,735               31,526,002
                                                                         ------------------      -------------------

                                                                         $      32,158,289       $       32,611,793
                                                                         ==================      ===================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                             Quarter Ended                   Nine Months Ended
                                                             September 30,                     September 30,
                                                         2004             2003             2004            2003
                                                     -------------    -------------    -------------  ---------------
  Revenues:
      Rental income from operating leases            $    610,054     $    629,029     $  1,839,815   $    1,873,545
      Earned income from direct financing leases          133,599          137,459          408,144          415,690
      Contingent rental income                             55,043           25,543          108,613          119,331
      Interest and other income                             1,788               --           26,664            1,343
                                                     -------------    -------------    -------------  ---------------
                                                          800,484          792,031        2,383,236        2,409,909
                                                     -------------    -------------    -------------  ---------------

  Expenses:
      General operating and administrative                112,684           59,492          319,744          200,448
      Property related                                     29,730            6,738           62,345           11,357
      Management fees to related party                      9,616            9,054           27,935           27,571
      State and other taxes                                    --               40           50,932           56,280
      Depreciation and amortization                       100,119          100,094          300,357          300,276
      Provision for write-down of assets                   62,080               --           62,080               --
                                                     -------------    -------------    -------------  ---------------
                                                          314,229          175,418          823,393          595,932
                                                     -------------    -------------    -------------  ---------------

  Income before gain on involuntary conversion
        and equity in earnings of                         486,255          616,613        1,559,843        1,813,977
  unconsolidated joint ventures

  Gain on involuntary conversion                          113,856               --          113,856               --

  Equity in earnings of unconsolidated joint
  ventures                                                 81,910           81,064          245,185          237,609
                                                     -------------    -------------    -------------  ---------------

  Income from continuing operations                       682,021          697,677        1,918,884        2,051,586
                                                     -------------    -------------    -------------  ---------------

  Discontinued operations:
      Income from discontinued operations                      --           12,929           24,193           39,037
      Gain on disposal of discontinued operations              --               --           63,662               --
                                                     -------------    -------------    -------------  ---------------
                                                               --           12,929           87,855           39,037
                                                     -------------    -------------    -------------  ---------------

  Net income                                         $    682,021     $    710,606     $  2,006,739   $    2,090,623
                                                     =============    =============    =============  ===============

  Income per limited partner unit:
      Continuing operations                          $       0.17     $       0.18     $       0.48   $         0.51
      Discontinued operations                                  --               --             0.02             0.01
                                                     -------------    -------------    -------------  ---------------
                                                     $       0.17     $       0.18     $       0.50   $         0.52
                                                     =============    =============    =============  ===============

  Weighted average number of limited partner
      units outstanding                                 4,000,000        4,000,000        4,000,000        4,000,000
                                                     =============    =============    =============  ===============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                          Nine Months Ended          Year Ended
                                                                            September 30,           December 31,
                                                                                 2004                   2003
                                                                         ---------------------    ------------------

General partners:
    Beginning balance                                                    $            191,934     $         191,934
    Net income                                                                             --                    --
                                                                         ---------------------    ------------------
                                                                                      191,934               191,934
                                                                         ---------------------    ------------------

Limited partners:
    Beginning balance                                                              31,334,068            31,896,264
    Net income                                                                      2,006,739             2,837,812
    Distributions ($0.64 and $0.85 per
       limited partner unit, respectively)                                         (2,550,006)           (3,400,008)
                                                                         ---------------------    ------------------
                                                                                   30,790,801            31,334,068
                                                                         ---------------------    ------------------

Total partners' capital                                                  $         30,982,735     $      31,526,002
                                                                         =====================    ==================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                2004              2003
                                                                           ---------------    --------------


   Net cash provided by operating activities                               $    2,550,297     $   2,516,233
                                                                           ---------------    --------------

   Cash flows from investing activities:
       Proceeds from sale of assets                                               639,960                --
       Proceeds from involuntary conversion                                       469,715                --
                                                                           ---------------------------------
             Net cash provided by investing activities                          1,109,675                --
                                                                           ---------------    --------------

   Cash flows from financing activities:
       Distributions to limited partners                                       (2,550,006)       (2,550,006)
                                                                           ---------------    --------------
             Net cash used in financing activities                             (2,550,006)       (2,550,006)
                                                                           ---------------    --------------

   Net increase (decrease) in cash and cash equivalents                         1,109,966           (33,773)
                                                                           ---------------    --------------

   Cash and cash equivalents at beginning of period                             1,123,111         1,275,846
                                                                           ---------------    --------------

   Cash and cash equivalents at end of period                              $    2,233,077     $   1,242,073
                                                                           ===============    ==============

   Supplemental schedule of non-cash financing activities:

       Distributions declared and unpaid at end of
          period                                                           $      850,002     $     850,002
                                                                           ===============    ==============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003

1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Involuntary Conversion of Property

         In September 2004, the Partnership received approximately $458,600 as a settlement for a right of way taking related to the Partnership's property in Houston, Texas. This property consists only of land. As a result of this right of way taking, Harris County Texas took approximately 55% of the land. The remaining land's shape, size and reduced access severely limits its use. The settlement amount represented compensation for both the land taken and for the decrease in fair value of the land still owned by the Partnership, net of legal costs incurred. This transaction resulted in a gain on involuntary conversion of approximately $113,900 related to the property taken and a provision for write-down of assets of approximately $62,100 related to the property still owned by the Partnership.

3.       Discontinued Operations

         In February 2004, the Partnership entered into an agreement to sell its property in Blytheville, Arkansas. The Partnership sold this property in May 2004 for approximately $640,000 resulting in a gain on disposal of discontinued operations of approximately $63,700.

         The following presents the operating results of the discontinued operations for this property.

                                                       Quarter Ended                Nine Months Ended
                                                       September 30,                  September 30,
                                                    2004           2003            2004            2003
                                                -------------  -------------- ---------------  --------------

                Rental revenues                 $         --   $      12,929  $       24,193   $      39,037
                Expenses                                  --              --              --              --
                                                -------------  -------------- ---------------  --------------
                Income from discontinued        $         --   $      12,929  $       24,193   $      39,037
                   operations
                                                =============  ============== ===============  ==============

                           CNL INCOME FUND XIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


4.       Merger Transaction

         On August 9, 2004, the Partnership entered into a definitive Agreement and Plan of Merger pursuant to which the Partnership will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL
         Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. CNL Restaurant Properties, Inc. currently provides property management and other services to the Partnership. The merger of the Partnership (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U.S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the merger agreement, if the transaction is approved, the limited partners will receive total consideration of approximately $38.22 million, consisting of approximately $31.96 million in cash and approximately $6.26 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $150,000 consisting of approximately $125,000 in cash and approximately $25,000 in preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIII, Ltd. (the "Partnership," which may be referred to as "we," "us," or "our") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2003, we owned 40 Properties directly and six Properties indirectly through joint venture or tenancy in common arrangements. As of September 30, 2004, we owned 39 Properties directly and seven Properties indirectly through joint venture or tenancy in common arrangements.

Merger Transaction

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

         In furtherance of this, on August 9, 2004, we entered into a definitive Agreement and Plan of Merger pursuant to which we will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. Our merger (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U.S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. U.S. Restaurant Properties, Inc. is a real estate investment trust (REIT) that focuses primarily on acquiring, owning and leasing restaurant properties. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the merger agreement, if the transaction is approved, our limited partners will receive total consideration of approximately $38.22 million, consisting of approximately $31.96 million in cash and approximately $6.26 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $150,000 consisting of approximately $125,000 in cash and approximately $25,000 in preferred stock.

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

Capital Resources

         Net cash provided by operating activities was $2,550,297 and $2,516,233 for the nine months ended September 30, 2004 and 2003, respectively.

         In 2004, we sold our Property in Blytheville, Arkansas to a third party and received net sales proceeds of approximately $640,000 resulting in a gain on disposal of discontinued operations of approximately $63,700. We intend to reinvest those proceeds in an additional Property or to pay liabilities.

         In September 2004, we received approximately $458,600 as a settlement for a right of way taking related to our property in Houston, Texas. The settlement amount represented compensation for both the land taken and for the decrease in fair value of the land we still own, net of legal costs incurred. We intend to reinvest those proceeds in an additional Property or to pay liabilities as needed.

         At September 30, 2004, we had $2,233,077 in cash and cash equivalents, as compared to $1,123,111 at December 31, 2003. At September 30, 2004, these funds were held in a demand deposit account at a commercial bank. The increase in cash and cash equivalents at September 30, 2004, was primarily a result of holding sales proceeds from a current year sale and settlement proceeds relating to the right of way taking in Houston, Texas, as described above. The funds remaining at September 30, 2004, after payment of distributions and other liabilities may be used to invest in an additional Property and to meet our working capital needs.

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

         We generally distribute cash from operations remaining after the payment of operating expenses, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, we declared distributions to the limited partners of $2,550,006 for each of the nine months ended September 30, 2004 and 2003. This represents distributions of $0.64 per unit for each of the nine months ended September 30, 2004 and 2003 ($0.21 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2004 and 2003. No amounts distributed to the limited partners for the nine months ended September 30, 2004 and 2003 are required to be or have been treated as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. We intend to continue to make distributions of cash to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $1,175,554 at September 30, 2004, as compared to $1,085,791 at December 31, 2003. The increase in total liabilities was primarily due to increases in accounts payable and accrued expenses, amounts due to related parties and rents paid in advance. The general partners believe that we have sufficient cash on hand to meet our current working capital needs.

Long-Term Liquidity

         We have no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations decreased to $2,247,959 for the nine months ended September 30, 2004 as compared to $2,289,235 for the same period in 2003, of which $743,653 and $766,488 were earned during the third quarters of 2004 and 2003, respectively. In March 2004, the lease relating to the Property in Lafayette, Indiana expired. Also in March 2004, the tenant of the Property in Houston, Texas terminated the lease, as permitted by the lease agreement, as a result of a right of way taking. The lost revenues resulting from these vacant Properties will continue to have an adverse effect on our results of operations until we are able to re-lease the Properties.

         During the nine months ended September 30, 2004 and 2003, we earned $108,613 and $119,331, respectively, in contingent rental income, of which $55,043 and $25,543 were earned during the third quarters of 2004 and 2003, respectively. The decrease in contingent rental income, during the nine months ended September 30, 2004, was due to a decrease in reported gross sales of certain restaurant Properties, the leases of which require the payment of contingent rent. The increase during the third quarter of 2004 was due to the fact that we collected and recognized, as income, contingent rent relating to sales in 2003 and the six months ended June 30, 2004.

         During the nine months ended September 30, 2004 and 2003, we earned $245,185 and $237,609, respectively, attributable to net income earned by unconsolidated joint ventures, of which $81,910 and $81,064 were earned during the third quarters of 2004 and 2003, respectively. The increase during the nine months ended September 30, 2004 was primarily due to a new tenancy in common arrangement we invested in during November 2003.

         During the nine months ended September 30, 2004 and 2003, we earned $26,664 and $1,343 in interest and other income, of which $1,788 was earned during the third quarter of 2004. Interest and other income was higher during the nine months ended September 30, 2004 because we received reimbursement of property expenditures that were incurred in previous years relating to a vacant Property. The former tenant reimbursed these amounts, in 2004, as a result of its 1998 bankruptcy proceedings.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $823,393 and $595,932 for the nine months ended September 30, 2004 and 2003, respectively, of which, $314,229 and $175,418 were incurred during the third quarters of 2004 and 2003, respectively. The increase in operating expenses during the quarter and nine months ended September 30, 2004, was partially due to the provision for write-down of assets incurred as a result of a right of way taking of land related to our Property in Houston, Texas as described below. The provision represented the difference between its carrying value and its estimated fair value. The provision related to the property we still own. The increase was also due to additional general operating and administrative expenses including, primarily, legal fees incurred in connection with the merger transaction described above. In addition, operating expenses were higher during the quarter and nine months ended September 30, 2004 because we incurred property related expenses such as insurance, repairs and maintenance, legal fees and real estate taxes relating to the two vacant Properties in Lafayette, Indiana, and Houston, Texas. We will continue to incur these expenses until the Properties are re-leased. The increase for the nine months ended September 30, 2004 was partially offset by a decrease in state tax expense relating to several states in which we do business.

         In September 2004, we received approximately $458,600 as a settlement for a right of way taking related to our Property in Houston, Texas. This property consists only of land. As a result of this right of way taking, Harris County Texas took approximately 55% of the land. The remaining land's shape, size and reduced access severely limits its use. The settlement amount represented compensation for both the land taken and for the decrease in fair value of the land we still own, net of legal costs incurred. This transaction resulted in a gain on involuntary conversion of approximately $113,900 related to the Property taken.

         We recognized income from discontinued operations (rental revenues less property related expenses) relating to the Property in Blytheville, Arkansas, of $24,193 and $39,037 during the nine months ended September 30, 2004 and 2003, respectively, of which $12,929 was recognized during the third quarter of 2003. We sold the Property in May 2004, resulting in a gain on disposal of discontinued operations of approximately $63,700.

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.   Inapplicable.
         ------------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
         ------------------------------------------------------------
         Inapplicable.

Item 3.  Default upon Senior Securities.   Inapplicable.
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.   Inapplicable.
         ----------------------------------------------------

Item 5.  Other Information.   Inapplicable.
         ------------------

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)    Exhibits

                2.1 Agreement and Plan of Merger among U.S. Restaurant Properties, Inc., Ivanhoe Acquisition XIII, LLC, and CNL Income Fund XIII, Ltd., dated as of August 9, 2004. (Included as Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.)

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

         DATED this 10th day of November 2004.


                                CNL INCOME FUND XIII, LTD.

                                By:      CNL REALTY CORPORATION
                                         General Partner


                                         By:   /s/ James M. Seneff, Jr.
                                              ----------------------------------
                                               JAMES M. SENEFF, JR.
                                               Chief Executive Officer
                                               (Principal Executive Officer)


                                         By:   /s/ Robert A. Bourne
                                              ----------------------------------
                                               ROBERT A. BOURNE
                                               President and Treasurer
                                               (Principal Financial and
                                                Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number

                 Exhibits

                 2.1 Agreement and Plan of Merger among U.S. Restaurant Properties, Inc., Ivanhoe Acquisition XIII, LLC, and CNL Income Fund XIII, Ltd., dated as of August 9, 2004. (Included as Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.)

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